Form 10-Q
period 1995-09-30
GLENBROOK LIFE & ANNUITY CO
filed 1995-11-14
CIK 945094

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

_X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1995

                             OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]


Commission file numbers 33-91916 and 33-92842

Glenbrook Life and Annuity Company
(Exact name of Registrant as specified in its charter)


__________Illinois__________        __________35-1113325__________
(State or Other Jurisdiction,       (IRS Employer Identification No.)
Incorporation or Organization)

3100 Sanders Road
Northbrook, Illinois  60062
(Address of Principal Executive Offices) (Zip Code)

708.402.5000
(Registrant's Telephone Number, including Area Code)

Securities registered pursuant to Section 12(b) of the Act: NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.       YES __     NO _x_

State the aggregate market value of the voting stock held by non-affiliates of the registrant: NONE

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of September 30, 1995: Common stock, par value of $500 per share: 42,000 shares outstanding.
Glenbrook Life and Annuity Company
(Registrant)

INDEX                                                            Page


Cover Page

Index

PART I - Financial Information

Item 1.     Financial Statements

            Statements of Financial Position
                  Sept 30, 1995 (Unaudited) and Dec. 31, 1994      1

            Statements of Income (Unaudited)
                  Periods Ended Sept. 30, 1995 and Sept. 30, 1994  2

            Statements of Cash Flow (Unaudited)
                  Periods Ended Sept. 30, 1995 and Sept. 30, 1994  3

            Notes to Financial Statements                          4

Item 2.     Management's Discussion and Analysis
            of Financial Condition and Results of Operations       5

PART II - Other Information

Item 1.     Legal Proceedings                                      7

Item 2.     Change in Securities                                   7

Item 3.     Defaults Upon Senior Securities                        7

Item 4.     Submission of Matters to a Vote of Security Holders    7

Item 5.     Other Information                                      7

Item 6.     Exhibits and Reports on Form 8-K                       7

Signature Page
GLENBROOK LIFE AND ANNUITY COMPANY
STATEMENTS OF FINANCIAL POSITION


                                 Sept. 30,                 Dec. 31,
($ in thousands)                    1995                     1994
                                (Unaudited)
Assets
 Investments
   Fixed income securities:
     Available for sale, at fair value
   (amortized cost $51,991 and $51,527) $   55,397 $   49,807
   Short-term     2,282                                   924

     Total investments    57,679                       50,731

 Amounts recoverable from Allstate Life
   Insurance Company under reinsurance
   treaties 1,175,035                                 696,854
 Net receivable from affiliates       250                  88
 Other assets                                           2,684
   4,007

     Total assets    $1,235,648                    $  751,680

Liabilities
 Contractholder funds  $1,175,035                  $  696,854
 Income taxes payable     2,198                            63
 Other liabilities and accrued expenses       458       2,105

     Total liabilities 1,177,691                      699,022

Shareholder's equity
 Common stock, ($500 par, 42,000 shares
   authorized, issued and outstanding)     2,100        2,100
 Additional capital paid-in    49,641                  49,641
 Unrealized net capital gains (losses)      2,214      (1,118)
 Retained income     4,002                              2,035

     Total shareholder equity    57,957                52,658

     Total liabilities and shareholder equity $1,235,648 $  751,680


See notes to financial statements.



GLENBROOK LIFE AND ANNUITY COMPANY

STATEMENTS OF INCOME




                              Three Months Ended   Nine Months Ended
                              September  30            September 30
($ in thousands)            1995         1994        1995      1994
                                   (Unaudited)      (Unaudited)


Revenues
 Investment income, less
   investment expense $   1,027  $     581  $  3,045  $   1,036

Income before income taxes    1,027      581   3,045     1,036

Income tax expense      361      208   1,078      375

Net income  $     666        $     373   $  1,967       $     661

















See notes to financial statements.

GLENBROOK LIFE AND ANNUITY COMPANY

STATEMENTS OF CASH FLOW



                                                  Nine Months Ended
                                                     September 30,
($ in thousands)                                 1995       1994
                                                     (Unaudited)


Cash flows from operating activities:
 Net income  $    1,967                              $      661
 Adjustments to reconcile net income to net
   cash from operating activities:
     Amortization       (30)                                106
     Change in deferred income taxes      (632)             146
     Changes in other operating assets and
       liabilities       488                             (1,244)
         Net cash from operating activities   1,793      (331)

Cash flows from investing activities:
 Fixed income securities
   Investment collections     1,056                         499
   Investment purchases    (1,491)                      (40,489)
 Net change in short-term investments    (1,358)          1,022
   Net cash from investing activities    (1,793)        (38,968)

Cash flows from financing activities:
 Capital contribution         0                          39,000
   Net cash from financing activities         0          39,000

Net (decrease) in cash         0                           (299)
Cash at beginning of period         0                       299
Cash at end of period$        0                      $        0







See notes to financial statements.

GLENBROOK LIFE AND ANNUITY COMPANY

NOTES TO FINANCIAL STATEMENTS


1.   Financial Statements

     The Statement of Financial Position as of September 30, 1995, the Statements of Income for the three-month and nine-month periods ended September 30, 1995 and 1994, and the Statements of Cash Flow for the nine-month periods then ended are unaudited. The interim financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Glenbrook Life and Annuity Company 1994 Financial Statements. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

2.   Transactions with Affiliates

     Revenues ceded to Allstate Life Insurance Company consist of contract charges of $1,121,942 and $266,256 for the nine-month periods ended September 30, 1995 and 1994, respectively. Investment income earned on the assets which support contractholder fund liabilities was excluded from the Company's financial statements as those assets were transferred to Allstate Life Insurance Company under the terms of reinsurance treaties. Benefits and expenses ceded to Allstate Life consist of paid benefits, credited interest on reinsured contracts and operating expenses. These benefits and expenses amounted to $48,200,122 and $16,037,252 for the nine-month periods ended September 30, 1995 and 1994, respectively.

Glenbrook Life and Annuity Company
Management's Discussion and Analysis
of Financial Condition and Results of Operations

Three- and Nine-Month Periods Ended September 30, 1995



General

     Glenbrook Life and Annuity Company ("the Company") is wholly owned by Allstate Life Insurance Company ("Allstate Life"). Allstate Life is wholly-owned by Allstate Insurance Company, a wholly-owned subsidiary of The Allstate Corporation ("the Corporation"). Sears, Roebuck and Co. distributed its 80.3% ownership in the Corporation on June 30, 1995 to Sears common shareholders through a tax-free dividend. As a result of the distribution, Sears no longer has an ownership interest in the Corporation.

     The Company issues single and flexible premium annuity contracts and flexible premium deferred variable annuity contracts.

     The Company reinsures all of its insurance in force with Allstate Life. Accordingly, the results of operations with respect to applications received and contracts issued by the Company are not reflected in the Company's Statements of Income.


Results of Operations and Financial Condition

     Pre-tax net investment income in the third quarter of 1995 increased 72.1% to $1.0 million compared to $581 thousand for the same period in 1994. For the first nine months of 1995, pre-tax net investment income increased to $3.0 million compared to $1.0 million in the prior year. The increases were related to an increased level of invested assets which resulted from a $39 million capital contribution from Allstate Life during the third quarter of 1994.
Net income reflects the changes in pre-tax investment income.

     The Statement of Financial Position at September 30, 1995 reflects an increase of 68.6% from December 31, 1994 in both contractholder funds and amounts recoverable from Allstate Life Insurance Company under reinsurance treaties. These increases are due to sales of the Company's single and flexible premium annuity contracts. Unrealized net capital gains (losses) increased $3.3 million to an unrealized net capital gain of $2.2 million, as compared to an unrealized net capital loss of $1.1 million at December 31, 1994. Fluctuations in unrealized gains (losses) are largely a function of overall market conditions. Current year increases are the result of an overall lower interest rate environment as compared to December 31, 1994.

Liquidity and Capital Resources

     Under the terms of the reinsurance agreements, assets of the Company that relate to insurance inforce are transferred to Allstate Life. Therefore, the funds necessary to support the operations of the Company are provided by Allstate Life, and the Company is not required to obtain additional capital to support inforce or future business.


Pending Accounting Standards

     In March 1995, the Financial Accounting Standards Board issued SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". The statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The statement requires that impairment loss be measured for those assets as the amount by which the carrying amount of the asset exceeds the asset's fair value. This statement will be adopted in 1996 and is not expected to have a material impact on the Company's results of operations or financial position.

     In October 1995, the FASB issued SFAS No. 123 "Accounting for Stock-Based Compensation" which encourages entities to adopt a fair value based method of accounting for compensation cost of employee stock compensation plans. The statement allows an entity to continue the application of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees", however pro forma disclosures of net income and earnings per share, as if the fair value based method of accounting defined by this statement had been applied, are required. The disclosure requirements of this statement will be adopted in 1996. Results of operations and financial position will not be affected by the adoption of this statement.

PART II

Item 1. Legal Proceedings

Glenbrook Life and Annuity Company is not involved in any litigation that is expected to have a material effect.

Item 2. Changes in Securities

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Securities Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits, Financial Statements and Reports on Form 8-K

(a) (1) and (2) Financial Statements of registrant are listed on pages hereof and are filed as part of this Report.

(a) (3) Exhibits

Regulation S-K

2.  Not applicable.

3. Registration No. 33-92842 and 33-91916, Previously filed by
Glenbrook Life and Annuity  Company Variable Annuity Account with
Form N-4 Registration Statement No. 33-60882 dated April 9, 1993.

4. For Registration No. 33-92842, Glenbrook Life and Annuity Company Flexible Payment Deferred Annuity Contract, incorporated by reference to Registrant's Form S-1 Registration Statement, Registration No. 33-92842, dated May 30, 1995. For Registration
No. 33-91916, Glenbrook Life and Annuity Flexible Premium Deferred Variable Annuity Contract and Application, incorporated by reference to Registrant's Form S-1 Registration Statement, Registration No. 33-91916, dated May 4, 1995.

10. For Registration No. 33-92842 and 33-91916, incorporated by reference to Registrant's Form N-4 Registration Statement No. 33-
60882, dated  August 9, 1993.

11.    Not applicable.

15.    Not Applicable.

18.    Not Applicable.

19.    Not Applicable.
22.    None.

23.   For Registration No. 33-92842, incorporated by reference to
Registrant's Form S-1 Registration Statement, Registration
No.33-92842, filed August 24, 1995. For Registration No. 33-91916, incorporated by reference to Registrant's Form S-1 Registration
Statement No.33-91916, filed May 4, 1995.

24. For Registration No. 33-91916, incorporated by reference to Registrant's Form S-1 Registration Statement, Registration No.33-
91916, filed May 4, 1995. For Registration No. 33-92842, incorporated by reference to Registrant's Form S-1 Registration
Statement No. 33-92842 filed August 24, 1995.

27.     Filed herewith.

99.     None.

(b) Reports on 8-K: No reports on Form 8-K were filed during the third quarter of 1995.
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




Glenbrook Life and Annuity Company
(Registrant)



Signature                           Title                    Date




_/s/LOUIS G. LOWER, II_     President and Chairman     Nov. 10, 1995
LOUIS G. LOWER, II         (Principal Executive Officer)





_/s/BARRY S. PAUL_____    Assistant Vice President     Nov. 10, 1995
BARRY S. PAUL            (Chief Accounting Officer)