Form 10-K
period 1995-12-31
GLENBROOK LIFE & ANNUITY CO
filed 1996-03-29
CIK 945094

-------------------------------------------------------------------------------

                        SECURITIES AND EXCHANGE COMMISSION
                               Washington, DC 20549

                                     FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


     The registrant meets the conditions set forth in General Instruction J(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

For fiscal year ended DECEMBER 31, 1995     Commission file numbers:  33-62193
                                                                      33-91916
                                                                      33-92842


                      GLENBROOK LIFE AND ANNUITY COMPANY
           (Exact name of registrant as specified in its charter)


             ILLINOIS                                         35-1113325
   (State or other jurisdiction of                         (I.R.S. Employer
   incorporation or organization)                         Identification No.)


                             3100 Sanders Road
                         Northbrook, Illinois 60062
              (Address of Principal executive offices) (Zip Code)


                               847/402-5000
              (Registrant's telephone number, including area code)

       Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes  /X/       No

     As of December 31, 1995, there were 4,200 shares of common capital stock outstanding, par value $500 per share all of which shares are held by Allstate Life Insurance Company.

-------------------------------------------------------------------------------

                      GLENBROOK LIFE AND ANNUITY COMPANY
         (A wholly owned subsidiary of Allstate Life Insurance Company

                      Annual Report for 1995 On Form 10-K

                               TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----

PART I

Item 1.     Business**.......................................................3
Item 2.     Properties**.....................................................4
Item 3.     Legal Proceedings................................................4
Item 4.     Submission of Matters to a Vote of Security Holders*...........N/A

PART II

Item 5.     Market for Registrant's Common Equity and
              Related Stockholder Matters....................................5
Item 6.     Selected Financial Data*.......................................N/A
Item 7.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations......................................5
Item 8.     Financial Statements.............................................8
Item 9.     Disagreements on Accounting and Financial Disclosure...........N/A

PART III

Item 10.    Directors and Executive Officers of the Registrant*............N/A
Item 11.    Executive Compensation*........................................N/A
Item 12.    Security Ownership of Certain Beneficial Owners and
              Management*..................................................N/A
Item 13.    Certain Relationships and Related Transactions*................N/A

PART IV

Item 14.    Exhibits, Financial Statement Schedules, and
              Reports on Form 8-K...........................................21

Index to Financial Statement Schedules.......................................8
Signatures..................................................................22

* Omitted pursuant to General Instruction J(2) of Form 10-K.
**Item prepared in accordance with General Instruction J(2) of Form 10-K.

                                   PART I

ITEM 1. BUSINESS

     Glenbrook Life and Annuity Company (hereinafter "Glenbrook Life" or the "Company"), is a stock life insurance company which was organized under the laws of the State of Illinois in 1992. The Company was originally organized under the laws of the State of Indiana in 1965. From 1965 to 1983 the Company was known as "United Standard Life Assurance Company" and from 1983 to 1992 the Company was known as "William Penn Life Assurance Company of America." Glenbrook Life's products, group and individual annuities and life insurance, have been approved by the states where offered.

     Glenbrook Life is a wholly owned subsidiary of Allstate Life Insurance Company ("Allstate Life"), a stock life insurance company incorporated under the laws of Illinois. Allstate Life is a wholly owned subsidiary of Allstate Insurance Company ("Allstate"), a stock property-liability insurance company incorporated under the laws of Illinois. With the exception of directors' qualifying shares, all of the outstanding capital stock of Allstate is owned by The Allstate Corporation ("Corporation"). The Corporation was capitalized in 1993 with the contribution of all of the outstanding common stock of Allstate. Sears, Roebuck and Co. ("Sears") had previously been the direct owner of all the common stock of Allstate. On June 9, 1993 the Corporation completed its initial public offering of 89,500,000 common shares. On June 30, 1995, Sears distributed its remaining 80.3% ownership in the Corporation to Sears common shareholders through a tax-free dividend.

     Glenbrook Life and Allstate Life entered into reinsurance agreements, effective June 5, 1992, under which Glenbrook Life reinsures substantially all of its business with Allstate Life. Under the agreements, premiums, expenses and benefits under all general account contracts are transferred to Allstate Life and the net cash flows are invested by Allstate Life, to support the liabilities assumed under the reinsurance agreements. The funds necessary to support the operations of the Company are provided by Allstate Life.

     Under the Company's reinsurance agreements with Allstate Life, the Company reinsures all reserve liabilities with Allstate Life except for variable contracts. The Company's variable contract assets are held in legally-segregated, unitized separate accounts and are retained by the Company. Investment income and realized gains and losses of the separate account investments accrue directly to the contractholders (net of fees), and are not included in the Company's results of operations.

     Glenbrook Life's operations consist of one business segment which is the sale of life insurance and annuity products.

     Glenbrook Life's and Allstate Life's general account assets must be invested in accordance with applicable state laws. These laws govern the nature and quality of investments that may be made by life insurance companies and the percentage of their assets that may be committed to any particular type of investment. Of Allstate Life's consolidated invested assets of $27,256 million on December 31, 1995, 81.5% was invested in fixed income securities, 2.9% in equities, 11.8% in mortgage loans, and 3.8% in real estate, short-term investments and other assets.

     Glenbrook Life is engaged in a business that is highly competitive because of the large number of stock and mutual life insurance companies and other entities competing in the sale of insurance and annuities. There are approximately 2,000 stock, mutual and other types of insurers in business in the United States. Several independent rating agencies regularly evaluate life insurer's claims paying ability, quality of investments and overall stability. A.M. Best Company assigns A+(Superior) to Allstate Life which automatically reinsures all net business of Glenbrook Life. A.M. Best Company also assigns Glenbrook Life the rating of A+(r) because Glenbrook Life automatically reinsures all business with Allstate Life. Standard & Poor's Insurance Rating Services assigned AA+(Excellent) to the Company's claims-paying ability and Moody's Investors Service assigned an Aa3 (excellent) financial stability rating to the Company. Glenbrook Life shares the same ratings of its parent, Allstate Life.

     Although the federal government generally does not directly regulate the business of insurance, federal initiatives often have an impact on the business in a variety of ways. Current and proposed measures which may significantly affect the Company's insurance business relate to the taxation of insurance companies, the tax treatment of insurance products and the removal of barriers preventing banks from engaging in the insurance business.

     Glenbrook Life is regulated by the Securities and Exchange Commission ("SEC") as an issuer of registered products. The SEC also regulates certain Glenbrook Life Separate Accounts through which the Company issues variable annuity contracts.

ITEM 2. PROPERTIES

     Glenbrook Life occupies office space provided by its parent, Allstate Life, in Northbrook, Illinois. Expenses associated with these offices are allocated on a indirect basis to Glenbrook Life.

ITEM 3. LEGAL PROCEEDINGS

     The Company and its Board of Directors know of no material legal proceedings pending to which the Company is a party or which would materially affect the Company. The Company is involved in pending and threatened litigation in the normal course of its business in which claims for monetary damages are asserted. Management, after consultation with legal counsel, does not anticipate the ultimate liability arising from such pending or threatened litigation to have a material effect on the financial condition of the Company.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     All of the Company's outstanding shares are owned by its parent, Allstate Life. Allstate Life's outstanding shares are owned by Allstate. With the exception of director's qualifying shares, all of the outstanding capital stock of Allstate is owned by The Allstate Corporation ("Corporation"). The Corporation was capitalized in 1993 with the contribution of all of the outstanding common stock of Allstate. Sears, Roebuck and Co. ("Sears") had previously been the direct owner of all the common stock of Allstate. On June 9, 1993 the Corporation completed its initial public offering of 89,500,000 common shares. On June 30, 1995, Sears distributed it's remaining 80.3% ownership in the Corporation to Sears common shareholders through a tax-free dividend.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



GENERAL



    The   following  highlights  significant   factors  influencing  results  of
operations and financial position.



    Glenbrook Life and Annuity Company ("the Company"), which is wholly owned by Allstate Life Insurance Company ("Allstate Life"), currently issues flexible premium fixed annuities, and beginning in 1995, flexible premium deferred variable annuity contracts through its Separate Accounts. The Company markets its products through banks and other financial institutions.



    The Company reinsures all of its annuity deposits with Allstate Life, and all life insurance in force with other reinsurers. Accordingly, the financial results reflected in the Company's statements of operations relate only to the investment of those assets of the Company that are not transferred to Allstate Life or other reinsurers under the reinsurance treaties.



    Separate Account assets and liabilities are legally segregated and carried at fair value in the statements of financial position. The Separate Account investment portfolios were initially funded with a $10 million seed money contribution from the Company in 1995. Investment income and realized gains and losses of the Separate Account investments, other than the portion related to the Company's participation, accrue directly to the contractholders (net of fees) and, therefore, are not included in the Company's statements of operations.

RESULTS OF OPERATIONS



                                                                                               1995       1994       1993
                                                                                             ---------  ---------  ---------
                                                                                                     $ IN THOUSANDS
Net investment income......................................................................  $   3,996  $   2,017  $     753
                                                                                             ---------  ---------  ---------
Realized capital gains (losses), after tax.................................................  $     298  $  --      $      54
                                                                                             ---------  ---------  ---------
Net income.................................................................................  $   2,879  $   1,294  $     529
                                                                                             ---------  ---------  ---------
Fixed income securities, at amortized cost.................................................  $  44,112  $  51,527  $   9,543
                                                                                             ---------  ---------  ---------



    Net investment income increased $2.0 million in 1995, and $1.3 million in 1994. In both years, the increases were attributable to an increased level of investments, including the Company's participation in the Separate Accounts during 1995, and a $40 million capital contribution received from Allstate Life in the third quarter of 1994. Net income increases of $1.6 million and $0.8 million reflect the change in net investment income in both years.



    Realized capital gains after tax of $0.3 million in 1995 were the result of sales of investments to fund the Company's participation in the Separate Accounts.



FINANCIAL POSITION



                                                                                                      1995       1994
                                                                                                   ----------  ---------
                                                                                                      $ IN THOUSANDS
Fixed income securities, at fair value...........................................................  $   48,815  $  49,807
                                                                                                   ----------  ---------
Unrealized net capital gains (losses) (1)........................................................  $    5,164  $  (1,720)
                                                                                                   ----------  ---------
Separate Account assets, at fair value...........................................................  $   15,578  $  --
                                                                                                   ----------  ---------
Contractholder funds.............................................................................  $1,340,925  $ 696,854
                                                                                                   ----------  ---------
Reinsurance recoverable from Allstate Life.......................................................  $1,340,925  $ 696,854
                                                                                                   ----------  ---------


-----------------

(1) Unrealized net capital gains (losses) exclude the effect of deferred income taxes.



    Fixed income securities are classified as available for sale and carried in the statements of financial position at fair value. Although the Company generally intends to hold its fixed income securities for the long-term, such classification affords the Company flexibility in managing the portfolio in response to changes in market conditions.



    At December 31, 1995 unrealized capital gains were $5.2 million compared to unrealized capital losses of $1.7 million at December 31, 1994. The significant change in the unrealized capital gain/loss position is primarily attributable to declining interest rates.



    At December 31, 1995 both contractholder funds and amounts recoverable from Allstate Life under reinsurance treaties reflect an increase of $644 million. These increases result from sales of the Company's single and flexible premium deferred annuities partially offset by surrenders. Reinsurance recoverable from Allstate Life relates to policy benefit obligations ceded to Allstate Life.

    The Company's participation in the Separate Accounts of $10.5 million at December 31, 1995 is included in the Separate Accounts assets. Unrealized net capital gains arising from the Company's participation in the Separate Accounts was $0.3 million, net of tax, at December 31, 1995.



LIQUIDITY AND CAPITAL RESOURCES



    Allstate Life made a $40 million capital contribution to the Company in the third quarter of 1994.



    Under the terms of intercompany reinsurance agreements, assets of the Company that relate to insurance in force, excluding Separate Account assets, are transferred to Allstate Life or other reinsurers, who maintain investment portfolios which support the Company's products.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                             Financial Statements

                                     INDEX

                                                                          PAGE
                                                                          ----

Independent Auditors' Report                                                 9

Financial Statements:

     Statements of Financial Position,
       December 31, 1995 and 1994                                           10

     Statements of Operations for the Years Ended
       December 31, 1995, 1994 and 1993                                     11

     Statements of Shareholder's Equity for the Years Ended
       December 31, 1995, 1994 and 1993                                     12

     Statements of Cash Flows for the Years Ended
       December 31, 1995, 1994 and 1993                                     13

     Notes to Financial Statements                                          14

     Schedule IV - Reinsurance for the Years Ended
       December 31, 1995, 1994 and 1993                                     20

                          INDEPENDENT AUDITORS' REPORT



TO THE BOARD OF DIRECTORS AND SHAREHOLDER OF
GLENBROOK LIFE AND ANNUITY COMPANY:



    We have audited the accompanying Statements of Financial Position of Glenbrook Life and Annuity Company as of December 31, 1995 and 1994, and the related Statements of Operations, Shareholder's Equity and Cash Flows for each of the three years in the period ended December 31, 1995. Our audits also included Schedule IV -- Reinsurance. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.



    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



    In our opinion, such financial statements present fairly, in all material respects, the financial position of Glenbrook Life and Annuity Company as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles. Also, in our opinion, Schedule IV -- Reinsurance, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



    As discussed in Note 3 to the financial statements, in 1993 the Company changed its method of accounting for investments in fixed income securities.



/s/ DELOITTE & TOUCHE LLP



Chicago, IL


March 1, 1996

                       GLENBROOK LIFE AND ANNUITY COMPANY
                        STATEMENTS OF FINANCIAL POSITION


                                                                                                       DECEMBER 31,
                                                                                                   ---------------------
                                                                                                      1995       1994
                                                                                                   ----------  ---------
                                                                                                     ($ IN THOUSANDS)
Assets
  Investments
    Fixed income securities
      Available for sale, at fair value (amortized cost $44,112 and $51,527).....................  $   48,815  $  49,807
    Short-term...................................................................................       2,102        924
                                                                                                   ----------  ---------
        Total investments........................................................................      50,917     50,731
  Reinsurance recoverable from Allstate Life Insurance Company...................................   1,340,925    696,854
  Cash...........................................................................................         264
  Deferred income taxes..........................................................................                    542
  Other assets...................................................................................       2,021      2,118
  Separate Accounts..............................................................................      15,578
                                                                                                   ----------  ---------
        Total assets.............................................................................  $1,409,705  $ 750,245
                                                                                                   ----------  ---------
                                                                                                   ----------  ---------
Liabilities
  Contractholder funds...........................................................................  $1,340,925  $ 696,854
  Income taxes payable...........................................................................       1,637        605
  Deferred income taxes..........................................................................       1,828
  Net payable to Allstate Life Insurance Company.................................................         255        128
  Separate Accounts..............................................................................       5,048
                                                                                                   ----------  ---------
        Total liabilities........................................................................   1,349,693    697,587
                                                                                                   ----------  ---------
Shareholder's equity
  Common stock ($500 par value, 4,200 shares authorized, issued, and outstanding)................       2,100      2,100
  Additional capital paid-in.....................................................................      49,641     49,641
  Unrealized net capital gains (losses)..........................................................       3,357     (1,118)
  Retained income................................................................................       4,914      2,035
                                                                                                   ----------  ---------
        Total shareholder's equity...............................................................      60,012     52,658
                                                                                                   ----------  ---------
        Total liabilities and shareholder's equity...............................................  $1,409,705  $ 750,245
                                                                                                   ----------  ---------
                                                                                                   ----------  ---------



                       See notes to financial statements.

                       GLENBROOK LIFE AND ANNUITY COMPANY
                            STATEMENTS OF OPERATIONS



                                                                                                  YEAR ENDED DECEMBER 31,
                                                                                              -------------------------------
                                                                                                1995       1994       1993
                                                                                              ---------  ---------  ---------
                                                                                                     ($ IN THOUSANDS)
Revenues
  Net investment income.....................................................................  $   3,996  $   2,017  $     753
  Realized capital gains (losses)...........................................................        459                    83
                                                                                              ---------  ---------        ---
Income before income taxes..................................................................      4,455      2,017        836
Income tax expense..........................................................................      1,576        723        307
                                                                                              ---------  ---------        ---
Net income..................................................................................  $   2,879  $   1,294  $     529
                                                                                              ---------  ---------        ---
                                                                                              ---------  ---------        ---



                       See notes to financial statements.

                       GLENBROOK LIFE AND ANNUITY COMPANY
                       STATEMENTS OF SHAREHOLDER'S EQUITY


                                                                            ADDITIONAL   UNREALIZED NET
                                                                 COMMON       CAPITAL     CAPITAL GAINS    RETAINED
                                                                  STOCK       PAID-IN       (LOSSES)        INCOME       TOTAL
                                                               -----------  -----------  ---------------  -----------  ---------
                                                                                       ($ IN THOUSANDS)
Balance, December 31, 1992...................................   $   2,100    $   9,641      $     (10)     $     212   $  11,943
  Net income.................................................                                                    529         529
  Change in unrealized net capital gains and losses..........                                     703                        703
                                                                    -----   -----------        ------          -----   ---------
Balance, December 31, 1993...................................       2,100        9,641            693            741      13,175
  Net income.................................................                                                  1,294       1,294
  Capital contribution.......................................                   40,000                                    40,000
  Change in unrealized net capital gains and losses..........                                  (1,811)                    (1,811)
                                                                    -----   -----------        ------          -----   ---------
Balance, December 31, 1994...................................       2,100       49,641         (1,118)         2,035      52,658
  Net income.................................................                                                  2,879       2,879
  Change in unrealized net capital gains and losses..........                                   4,475                      4,475
                                                                    -----   -----------        ------          -----   ---------
Balance, December 31, 1995...................................   $   2,100    $  49,641      $   3,357      $   4,914   $  60,012
                                                                    -----   -----------        ------          -----   ---------
                                                                    -----   -----------        ------          -----   ---------



                       See notes to financial statements.

                       GLENBROOK LIFE AND ANNUITY COMPANY
                            STATEMENTS OF CASH FLOWS



                                                                                             YEAR ENDED DECEMBER 31,
                                                                                         -------------------------------
                                                                                           1995       1994       1993
                                                                                         ---------  ---------  ---------
                                                                                                ($ IN THOUSANDS)
Cash flows from operating activities
  Net income...........................................................................  $   2,879  $   1,294  $     529
  Adjustments to reconcile net income to net cash from operating activities
    Deferred income taxes..............................................................        (39)
    Realized capital gains.............................................................       (459)                  (83)
    Changes in other operating assets and liabilities..................................      1,217       (180)       656
                                                                                         ---------  ---------  ---------
      Net cash from operating activities...............................................      3,598      1,114      1,102
                                                                                         ---------  ---------  ---------
Cash flows from investing activities
  Fixed income securities available for sale
    Proceeds from sales................................................................      7,836                 3,015
    Investment collections.............................................................      1,568        649        969
    Investment purchases...............................................................     (1,491)   (42,729)    (3,737)
  Participation in Separate Account....................................................    (10,069)
  Change in short-term investments, net................................................     (1,178)       667     (1,102)
                                                                                         ---------  ---------  ---------
      Net cash from investing activities...............................................     (3,334)   (41,413)      (855)
                                                                                         ---------  ---------  ---------
Cash flows from financing activities
  Capital contribution.................................................................                40,000
                                                                                         ---------  ---------  ---------
      Net cash from financing activities...............................................     --         40,000     --
                                                                                         ---------  ---------  ---------
Net increase (decrease) in cash........................................................        264       (299)       247
Cash at beginning of year..............................................................     --            299         52
                                                                                         ---------  ---------  ---------
Cash at end of year....................................................................  $     264  $  --      $     299
                                                                                         ---------  ---------  ---------
                                                                                         ---------  ---------  ---------



                       See notes to financial statements.

                       GLENBROOK LIFE AND ANNUITY COMPANY
                         NOTES TO FINANCIAL STATEMENTS
                                ($ IN THOUSANDS)



1.  ORGANIZATION AND NATURE OF OPERATIONS


    Glenbrook  Life  and  Annuity Company  (the  "Company") is  wholly  owned by
Allstate Life Insurance Company ("Allstate Life"), which is wholly owned by Allstate Insurance Company ("Allstate"), a wholly-owned subsidiary of The Allstate Corporation (the "Corporation"). On June 30, 1995, Sears, Roebuck and Co. ("Sears") distributed its 80.3% ownership in the Corporation to Sears common shareholders through a tax-free dividend (the "Distribution").



    The Company develops and markets flexible premium deferred variable annuity contracts and single and flexible premium deferred annuities to individuals through banks and financial institutions in the United States.



    Annuity contracts issued by the Company are subject to discretionary withdrawal or surrender by the contractholder, subject to applicable surrender charges. These contracts are reinsured with Allstate Life (Note 4) which selects assets to meet the anticipated cash flow requirements of the assumed liabilities. Allstate Life utilizes various modeling techniques in managing the relationship between assets and liabilities and employs strategies to maintain investments which are sufficiently liquid to meet obligations to contractholders in various interest rate scenarios.



    The Company monitors economic and regulatory developments which have the potential to impact its business. Currently there is proposed legislation which would permit banks greater participation in securities businesses, which could eventually present an increased level of competition for sales of the Company's annuity contracts. Furthermore, the federal government may enact changes which could possibly eliminate the tax-advantaged nature of annuities or eliminate consumers' need for tax deferral, thereby reducing the incentive for customers to purchase the Company's products. While it is not possible to predict the outcome of such issues with certainty, management evaluates the likelihood of various outcomes and develops strategies, as appropriate, to respond to such challenges.



    Certain reclassifications have been made to the prior year financial statements to conform to the presentation for the current year.



2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


LIFE INSURANCE ACCOUNTING



    The Company sells long-duration contracts that do not involve significant risk of policyholder mortality or morbidity (principally single and flexible premium annuities) which are considered investment contracts.



CONTRACTHOLDER FUNDS



    Contractholder funds arise from the issuance of individual and group annuities that include an investment component. Payments received are recorded as interest-bearing liabilities. Contractholder funds are equal to deposits received and interest accrued to the benefit of the contractholder less withdrawals, mortality charges and administrative expenses. Credited interest rates on contractholder funds ranged from 3.0% to 7.4% for those contracts with fixed interest rates and from 4.25% to 7.9% for those with flexible rates during 1995.



SEPARATE ACCOUNTS



    During 1995, the Company issued flexible premium deferred variable annuity contracts, the assets and liabilities of which are legally segregated and reflected in the accompanying statements of financial position as assets and liabilities of the Separate Accounts (Glenbrook Life and Annuity Company Variable Annuity Account and Glenbrook Life and Annuity Company Separate Account
A), unit investment trusts registered with the Securities and Exchange Commission. Assets of the Separate Accounts are invested in funds of management investment companies. For certain variable annuity contracts, the Company has entered into an exclusive distribution arrangement with distributors.



    The assets of the Separate Accounts are carried at fair value. Unrealized gains and losses on the Company's participation in the Separate Account, net of deferred income taxes, is shown as a component of shareholder's equity. The Company's participation in the Separate Account, amounting to $10,530 at December 31, 1995, is subject to certain withdrawal restrictions which are dependent upon aggregate fund net asset values. In addition, limitations exist with regard to the maximum amount which can be withdrawn by the Company within any 30-day period.



    Investment income and realized gains and losses of the Separate Accounts, other than the portion related to the Company's participation, accrue directly to the contractholders and, therefore, are not included in the accompanying statements of operations. Revenues to the Company from the Separate Accounts consist of contract maintenance fees, administrative fees and mortality and expense risk charges, which are entirely ceded to Allstate Life.

                       GLENBROOK LIFE AND ANNUITY COMPANY
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                ($ IN THOUSANDS)



2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


REINSURANCE



    Beginning June 5, 1992, the Company reinsures all new business to Allstate Life (Note 4). Life insurance in force prior to that date is ceded to non-affiliated reinsurers.



    Contract charges and credited interest are ceded and reflected net of such cessions in the statements of operations. Reinsurance recoverable and contractholder funds are reported separately in the statements of financial position.



INVESTMENTS



    Fixed income securities include bonds and mortgage-backed securities. Fixed income securities are carried at fair value. The difference between amortized cost and fair value, net of deferred income taxes, is reflected as a separate component of shareholder's equity. Provisions are made to write down the carrying value of fixed income securities for declines in value that are other than temporary. Such writedowns are included in realized capital gains and losses.



    Short-term investments are carried at cost which approximates fair value.



    Investment income consists primarily of interest, which is recognized on an accrual basis. Interest income on mortgage-backed securities is determined on the effective yield method, based on the estimated principal repayments. Accrual of income is suspended for fixed income securities that are in default or when the receipt of interest payments is in doubt. Realized capital gains and losses are determined on a specific identification basis.



INCOME TAXES



    The income tax provision is calculated under the liability method. Deferred tax assets and liabilities are recorded based on the difference between the financial statement and tax bases of assets and liabilities and the enacted tax rates. Deferred income taxes also arise from unrealized capital gains or losses on fixed income securities carried at fair value.



USE OF ESTIMATES



    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.



3.  ACCOUNTING CHANGE


    Effective December 31, 1993, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." SFAS No. 115 requires that investments classified as available for sale be carried at fair value. Previously, fixed income securities classified as available for sale were carried at the lower of amortized cost or fair value, determined in the aggregate. Unrealized holding gains and losses are reflected as a separate component of shareholder's equity, net of deferred income taxes. The net effect of adoption of this statement increased shareholder's equity at December 31, 1993 by $693, with no impact on net income.



4.  RELATED PARTY TRANSACTIONS


REINSURANCE



    Contract charges ceded to Allstate Life under reinsurance agreements were $1,523 and $409 in 1995 and 1994, respectively. Credited interest and expenses ceded to Allstate Life amounted to $71,905 and $26,177 in 1995 and 1994, respectively. Investment income earned on the assets which support contractholder funds is not included in the Company's financial statements as those assets were transferred to Allstate Life under the terms of reinsurance treaties. Reinsurance ceded arrangements do not discharge the Company as the primary insurer.



BUSINESS OPERATIONS



    The Company utilizes services and business facilities owned or leased, and operated by Allstate in conducting its business activities. The Company reimburses Allstate for the operating expenses incurred by Allstate on behalf of the Company. The cost to the Company is determined by various allocation methods and is primarily related to the level of services provided. Operating expenses, including compensation and retirement and other benefit programs, allocated to the Company were $348, $271 and $59 in 1995, 1994 and 1993, respectively. Investment-related expenses are retained by the Company. All other costs are assumed by Allstate Life under reinsurance treaties.

                       GLENBROOK LIFE AND ANNUITY COMPANY
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                ($ IN THOUSANDS)



4.  RELATED PARTY TRANSACTIONS (CONTINUED)


LAUGHLIN GROUP



    Laughlin Group, Inc. ("Laughlin"), a wholly-owned subsidiary of Laughlin Group Holdings Inc., a wholly-owned subsidiary of Allstate Life which was acquired in September 1995, is a third-party marketer which distributes the products of insurance carriers including the Company. Laughlin markets the Company's flexible premium deferred variable annuity contracts and flexible premium deferred annuities. Sales commissions paid to Laughlin subsequent to the acquisition date of $3,439 were ceded to Allstate Life.



5.  INCOME TAXES


    Allstate Life and its life insurance subsidiaries, including the Company, will file a consolidated federal income tax return. Tax liabilities and benefits realized by the consolidated group are allocated as generated by the respective subsidiaries, whether or not such benefits generated by the subsidiaries would be available on a separate return basis. The Corporation and its domestic subsidiaries including the Company (the "Allstate Group"), will be eligible to file a consolidated tax return beginning in the year 2000.



    Prior to the Distribution, the Allstate Group joined with Sears and its domestic business units (the "Sears Group") in the filing of a consolidated federal income tax return (the "Sears Tax Group") and were parties to a federal income tax allocation agreement (the "Tax Sharing Agreement"). As a member of the Sears Tax Group, the Corporation was jointly and severally liable for the consolidated income tax liability of the Sears Tax Group. Under the Tax Sharing Agreement, the Company, through the Corporation, paid to or received from the Sears Group the amount, if any, by which the Sears Tax Group's federal income tax liability was affected by virtue of inclusion of the Allstate Group in the consolidated federal income tax return. Effectively, this resulted in the Company's annual income tax provision being computed as if the Company filed a separate return, except that items such as net operating losses, capital losses or similar items which might not be immediately recognizable in a separate return, were allocated according to the Tax Sharing Agreement and reflected in the Company's provision to the extent that such items reduced the Sears Tax Group's federal tax liability.



    The Allstate Group and Sears Group have entered into an agreement which governs their respective rights and obligations with respect to federal income taxes for all periods prior to the Distribution ("Consolidated Tax Years"). The agreement provides that all Consolidated Tax Years will continue to be governed by the Tax Sharing Agreement with respect to the Company's federal income tax liability and taxes payable to or recoverable from the Sears Group.



    The components of the deferred income tax assets and liabilities at December 31, 1995 and 1994 are as follows:



                                                                                                           1995       1994
                                                                                                         ---------  ---------
Unrealized net capital losses on fixed income securities...............................................  $  --      $     602
Other..................................................................................................                     4
                                                                                                         ---------        ---
  Total deferred assets................................................................................     --            606
                                                                                                         ---------        ---
                                                                                                         ---------        ---
Unrealized net capital gains on fixed income securities................................................  $  (1,807)
Difference in tax bases of investments.................................................................        (21)
Other..................................................................................................                   (64)
                                                                                                         ---------        ---
  Total deferred liabilities...........................................................................     (1,828)       (64)
                                                                                                         ---------        ---
  Net deferred (liability) asset.......................................................................  $  (1,828) $     542
                                                                                                         ---------        ---
                                                                                                         ---------        ---



    The components of income tax expense are as follows:



                                                                                                  YEAR ENDED DECEMBER 31,
                                                                                              -------------------------------
                                                                                                1995       1994       1993
                                                                                              ---------  ---------  ---------
Current.....................................................................................  $   1,615  $     652  $     290
Deferred....................................................................................        (39)        71         17
                                                                                              ---------        ---        ---
  Income tax expense........................................................................  $   1,576  $     723  $     307
                                                                                              ---------        ---        ---
                                                                                              ---------        ---        ---



    The Company paid income taxes of $874, $57 and $290 in 1995, 1994 and 1993, respectively, under the Tax Sharing Agreement. The Company had income taxes payable to Allstate Life of $1,637 and $605 at December 31, 1995 and 1994, respectively.

                       GLENBROOK LIFE AND ANNUITY COMPANY
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                ($ IN THOUSANDS)



6.  INVESTMENTS


FAIR VALUES



    The amortized cost, fair value and gross unrealized gains and losses for fixed income securities are as follows:



                                                                                                GROSS UNREALIZED
                                                                                  AMORTIZED   --------------------
                                                                                    COST        GAINS     LOSSES    FAIR VALUE
                                                                                 -----------  ---------  ---------  -----------
AT DECEMBER 31, 1995
U.S. government and agencies...................................................   $  24,722   $   3,470     --       $  28,192
Corporate......................................................................       1,304         120                  1,424
Mortgage-backed securities.....................................................      18,086       1,113                 19,199
                                                                                 -----------  ---------  ---------  -----------
  Totals.......................................................................   $  44,112   $   4,703     --       $  48,815
                                                                                 -----------  ---------  ---------  -----------
                                                                                 -----------  ---------  ---------  -----------
AT DECEMBER 31, 1994
U.S. government and agencies...................................................   $  31,005   $      30  $   1,126   $  29,909
Mortgage-backed securities.....................................................      20,522                    624      19,898
                                                                                 -----------  ---------  ---------  -----------
  Total........................................................................   $  51,527   $      30  $   1,750   $  49,807
                                                                                 -----------  ---------  ---------  -----------
                                                                                 -----------  ---------  ---------  -----------



SCHEDULED MATURITIES



    The scheduled maturities of fixed income securities available for sale at December 31, 1995 are as follows:



                                                                                                      AMORTIZED     FAIR
                                                                                                        COST        VALUE
                                                                                                     -----------  ---------
Due in one year or less............................................................................   $     398   $     403
Due after one year through five years..............................................................
Due after five years through ten years.............................................................      15,883      17,681
Due after ten years................................................................................       9,745      11,532
                                                                                                     -----------  ---------
                                                                                                         26,026      29,616
Mortgage-backed securities.........................................................................      18,086      19,199
                                                                                                     -----------  ---------
  Total............................................................................................   $  44,112   $  48,815
                                                                                                     -----------  ---------
                                                                                                     -----------  ---------



    Actual maturities may differ from those scheduled as a result of prepayments by the issuers.



UNREALIZED NET CAPITAL GAINS AND LOSSES



    Unrealized net capital gains and losses on fixed income securities and the Company's participation in the Separate Account included in shareholder's equity at December 31, 1995 are as follows:



                                                                                                                UNREALIZED
                                                                                         AMORTIZED     FAIR     NET GAINS/
                                                                                           COST        VALUE     (LOSSES)
                                                                                        -----------  ---------  -----------
Fixed income securities...............................................................   $  44,112   $  48,815   $   4,703
Participation in Separate Account.....................................................      10,069      10,530         461
Deferred income taxes.................................................................                              (1,807)
                                                                                                                -----------
  Total...............................................................................                           $   3,357
                                                                                                                -----------
                                                                                                                -----------

                       GLENBROOK LIFE AND ANNUITY COMPANY
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                ($ IN THOUSANDS)



6.  INVESTMENTS (CONTINUED)


    The change in unrealized net capital gains and losses for fixed income securities and the Company's participation in the Separate Account is as follows:



                                                                                                  YEAR ENDED DECEMBER 31,
                                                                                              -------------------------------
                                                                                                1995       1994       1993
                                                                                              ---------  ---------  ---------
Fixed income securities.....................................................................  $   6,423  $  (2,786) $   1,076
Participation in Separate Account in 1995...................................................        461
Deferred income taxes.......................................................................     (2,409)       975       (373)
                                                                                              ---------  ---------  ---------
Change in unrealized net capital gains and losses...........................................  $   4,475  $  (1,811) $     703
                                                                                              ---------  ---------  ---------
                                                                                              ---------  ---------  ---------



COMPONENTS OF NET INVESTMENT INCOME



    Investment income by investment type is as follows:



                                                                                                     YEAR ENDED DECEMBER 31,
                                                                                                 -------------------------------
                                                                                                   1995       1994       1993
                                                                                                 ---------  ---------  ---------
Investment income:
  Fixed income securities......................................................................  $   3,850  $   1,984  $     729
  Short-term...................................................................................        113         48         35
  Participation in Separate Account in 1995....................................................         69
                                                                                                 ---------  ---------        ---
Investment income, before expense..............................................................      4,032      2,032        764
Investment expense.............................................................................         36         15         11
                                                                                                 ---------  ---------        ---
Net investment income..........................................................................  $   3,996  $   2,017  $     753
                                                                                                 ---------  ---------        ---
                                                                                                 ---------  ---------        ---



REALIZED CAPITAL GAINS AND LOSSES



    Realized capital gains on investments are as follows:



                                                                                                         YEAR ENDED
                                                                                                        DECEMBER 31,
                                                                                                      ----------------
                                                                                                      1995  1994  1993
                                                                                                      ----  ----  ----
Fixed income securities.............................................................................  $459  $--   $83
Income tax..........................................................................................   161         29
                                                                                                      ----  ----  ----
Net realized gains..................................................................................  $298  $--   $54
                                                                                                      ----  ----  ----
                                                                                                      ----  ----  ----



PROCEEDS FROM SALES OF FIXED INCOME SECURITIES



    The proceeds from sales of investments in fixed income securities, excluding calls, were $7,836 and $3,015, with related gross realized gains of $459 and $22 for 1995 and 1993, respectively. There were no such amounts realized in 1994.



SECURITIES ON DEPOSIT



    At December 31, 1995, fixed income securities with a carrying value of $10,085 were on deposit with regulatory authorities as required by law.



7.  FINANCIAL INSTRUMENTS


    In the normal course of business, the Company invests in various financial assets and incurs various financial liabilities. The fair value of all financial assets other than fixed income securities and all liabilities other than contractholder funds approximates their carrying value as they are short-term in nature.



    Fair values for fixed income securities are based on quoted market prices. The December 31, 1995 and 1994 fair values and carrying values of fixed income securities are discussed in Note 6.



    The fair value of contractholder funds on investment contracts is based on the terms of the underlying contracts. Reserves on investment contracts with no stated maturities (single premium and flexible premium deferred annuities) are valued at the fund balance less surrender charge. The fair value of immediate annuities with fixed terms are estimated using discounted cash flow calculations based on

                       GLENBROOK LIFE AND ANNUITY COMPANY
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                ($ IN THOUSANDS)



7.  FINANCIAL INSTRUMENTS (CONTINUED)


interest rates currently offered for contracts with similar terms and duration. Contractholder funds on investment contracts had a carrying value of $1,340,925 at December 31, 1995 and a fair value of $1,282,248. The carrying value and fair value at December 31, 1994 were $696,854 and $670,930, respectively.



8.  STATUTORY FINANCIAL INFORMATION


    The following tables reconcile net income and shareholder's equity as reported herein in conformity with generally accepted accounting principles with statutory net income and capital and surplus, determined in accordance with statutory accounting practices prescribed or permitted by insurance regulatory authorities:



                                                                                                       NET INCOME
                                                                                                       YEAR ENDED
                                                                                                      DECEMBER 31,
                                                                                             -------------------------------
                                                                                               1995       1994       1993
                                                                                             ---------  ---------  ---------
Balance per generally accepted accounting principles.......................................  $   2,879  $   1,294  $     529
  Income taxes.............................................................................       (164)        29          8
  Interest maintenance reserve.............................................................                   (53)        27
  Non-admitted assets and statutory reserves...............................................        (46)        15        (47)
                                                                                             ---------  ---------        ---
Balance per statutory accounting practices.................................................  $   2,669  $   1,285  $     517
                                                                                             ---------  ---------        ---
                                                                                             ---------  ---------        ---



                                                                                   SHAREHOLDER'S
                                                                                       EQUITY
                                                                                    DECEMBER 31,
                                                                                  ----------------
                                                                                   1995     1994
                                                                                  -------  -------
Balance per generally accepted accounting principles............................  $60,012  $52,658
  Income taxes..................................................................      698     (575)
  Unrealized net capital gains (losses).........................................   (4,703)   1,719
  Non-admitted assets and statutory reserves....................................   (1,702)  (1,635)
                                                                                  -------  -------
Balance per statutory accounting practices......................................  $54,305  $52,167
                                                                                  -------  -------
                                                                                  -------  -------



PERMITTED STATUTORY ACCOUNTING PRACTICES



    The Company prepares their statutory financial statements in accordance with accounting principles and practices prescribed or permitted by the insurance department of the State of Illinois. Prescribed statutory accounting practices include a variety of publications of the National Association of Insurance Commissioners, as well as state laws, regulations, and general administrative rules. Permitted statutory accounting practices encompass all accounting practices not so prescribed. The Company does not follow any permitted statutory accounting practices that have a material effect on statutory surplus or risk-based capital.



DIVIDENDS



    The ability of the Company to pay dividends is dependent on business conditions, income, cash requirements of the Company and other relevant factors. The payment of shareholder dividends by insurance companies without the prior approval of the state insurance regulator is limited to formula amounts based on net income and capital and surplus, determined in accordance with statutory accounting practices, as well as the timing and amount of dividends paid in the preceding twelve months. The maximum amount of dividends that the Company can distribute during 1996 without prior approval of both the Illinois and California Departments of Insurance is $5,220.

                       GLENBROOK LIFE AND ANNUITY COMPANY
                            SCHEDULE IV--REINSURANCE
                                ($ IN THOUSANDS)


                                                                                                 GROSS
                                                                                                AMOUNT       CEDED    NET AMOUNT
                                                                                              -----------  ---------  -----------
YEAR ENDED DECEMBER 31, 1995
Life insurance in force.....................................................................   $   1,250   $   1,250   $  --
                                                                                                   -----   ---------       -----
                                                                                                   -----   ---------       -----
Premiums and contract charges:
  Life and annuities........................................................................   $   6,571   $   6,571   $  --
                                                                                                   -----   ---------       -----
                                                                                                   -----   ---------       -----


                                                                                                 GROSS
                                                                                                AMOUNT       CEDED    NET AMOUNT
                                                                                              -----------  ---------  -----------
YEAR ENDED DECEMBER 31, 1994
Life insurance in force.....................................................................   $   1,250   $   1,250   $  --
                                                                                                   -----   ---------       -----
                                                                                                   -----   ---------       -----
Premiums and contract charges:
  Life and annuities........................................................................   $     409   $     409   $  --
                                                                                                   -----   ---------       -----
                                                                                                   -----   ---------       -----

                                                                                                 GROSS
                                                                                                AMOUNT       CEDED    NET AMOUNT
                                                                                              -----------  ---------  -----------
YEAR ENDED DECEMBER 31, 1993
Life insurance in force.....................................................................   $   1,250   $   1,250   $  --
                                                                                                   -----   ---------       -----
                                                                                                   -----   ---------       -----
Premiums and contract charges:
  Life......................................................................................           6           6      --
  Contract charges..........................................................................          70          70      --
                                                                                                   -----   ---------       -----
                                                                                               $      76   $      76   $  --
                                                                                                   -----   ---------       -----
                                                                                                   -----   ---------       -----

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this Report. The page number, if any, listed opposite a document indicates the page number in the sequential numbering system in the manually signed original of this Report where such document can be found.

          (1) The financial statements filed as part of this Report are listed in Item 8.

          (2)  Financial Statement Schedules

               Schedule IV - Reinsurance                     page 20

          (3)  Exhibits

               None

                                    SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            GLENBROOK LIFE AND ANNUITY COMPANY


                                                    By /s/   Louis G. Lower, II
                                                             Louis G. Lower, II
                                           Chief Executive Officer and Chairman
                                                   (Principal Executive Officer)


                                                   Date  March 29, 1996


     Pursuant to the Requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                                    By /s/   Louis G. Lower, II
                                                             Louis G. Lower, II
                                           Chief Executive Officer and Chairman
                                                   (Principal Executive Officer)


                                                   Date  March 29, 1996


                                                    By /s/        Barry S. Paul
                                                                  Barry S. Paul
                                        Assistant Vice President and Controller
                                                      (Chief Accounting Officer)


                                                   Date   March 29, 1996