Form 10-Q
period 1996-03-31
GLENBROOK LIFE & ANNUITY CO
filed 1996-05-15
CIK 945094

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549


[x]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 1996

                         OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934


Commission file number: 33-62193
                        33-91916
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

                                Not Applicable
             (Former name, former address and former fiscal year,
                         if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes../X/..      No

     Indicate the number of shares of each of the issuer's classes of common stock, as of March 31, 1996; there were 4,200 shares of common capital stock outstanding, par value $500 per share all of which shares are held by Allstate Life Insurance Company.

                        PART I - FINANCIAL INFORMATION


Item 1.    Financial Statements

           Statements of Financial Position
           March 31, 1996(Unaudited) and December 31, 1995               3

           Statements of Operations
           Three Months Ended March 31, 1996 and
           March 31, 1995 (Unaudited)                                    4

           Statements of Cash Flows
           Three Months Ended March 31, 1996 and
           March 31, 1995 (Unaudited)                                    5

           Notes to Financial Statements                                 6

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations                 7


                          PART II - OTHER INFORMATION

Item 1.    Legal Proceedings                                             9

Item 2.    Changes in Securities                                         9

Item 3.    Defaults Upon Senior Securities                               9

Item 4.    Submission of Matters to a Vote of Security Holders           9

Item 5.    Other Information                                             9

Item 6.    Exhibits and Reports on Form 8-K                             10

Signature Page                                                          11

GLENBROOK LIFE AND ANNUITY COMPANY

STATEMENTS OF FINANCIAL POSITION




                                                        March 31,  December 31,
($ in thousands)                                           1996        1995
                                                       (Unaudited)
Assets
 Investments
  Fixed income securities
   Available for sale, at fair value
    (amortized cost $43,690 and $44,112)                $   46,019  $   48,815
  Short-term                                                 3,270       2,102

   Total investments                                        49,289      50,917

 Reinsurance recoverable from Allstate Life
  Insurance Company                                      1,502,656   1,340,925
 Cash                                                                      264
 Other assets                                                2,184       2,021
 Separate Accounts                                          37,115      15,578

   Total assets                                         $1,591,244  $1,409,705

Liabilities
 Contractholder funds                                   $1,502,656  $1,340,925
 Income taxes payable                                        1,957       1,637
 Deferred income taxes                                       1,105       1,828
 Net payable to Allstate Life Insurance Company                 36         255
 Separate Accounts                                          26,233       5,048

   Total liabilities                                     1,531,987   1,349,693

Shareholder's equity
 Common stock, ($500 par value, 4,200 shares
  authorized, issued and outstanding)                        2,100       2,100
 Additional capital paid-in                                 49,641      49,641
 Unrealized net capital gains                                2,008       3,357
 Retained income                                             5,508       4,914

   Total shareholder's equity                               59,257      60,012

   Total liabilities and shareholder's equity           $1,591,244  $1,409,705

See notes to financial statements.

GLENBROOK LIFE AND ANNUITY COMPANY

STATEMENTS OF OPERATIONS

                                  Three Months Ended
                                      March 31,
($ in thousands)                   1996       1995
                                      (Unaudited)

Revenues
  Net investment income            $ 923      $ 996

Income before income taxes           923        996

Income tax expense                   329        354

Net income                         $ 594      $ 642


See notes to financial statements.

GLENBROOK LIFE AND ANNUITY COMPANY

STATEMENTS OF CASH FLOWS


                                                Three Months Ended
                                                     March 31,
($ in thousands)                                  1996        1995
                                                    (Unaudited)
Cash flows from operating activities
 Net income                                     $   594       $ 642
 Adjustments to reconcile net income to net
  cash from operating activities
   Deferred income taxes                              3         181
   Changes in other operating assets and
    liabilities                                     (71)         57
     Net cash from operating activities             526         880

Cash flows from investing activities
 Fixed income securities available for sale
  Investment collections                            430         102
 Change in short-term investments, net           (1,168)       (982)
 Participation in Separate Account                  (52)
     Net cash from investing activities            (790)       (880)


Net (decrease) in cash                             (264)          0
Cash at beginning of period                         264           0
Cash at end of period                           $     0       $   0


See notes to financial statements.

GLENBROOK LIFE AND ANNUITY COMPANY

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
($ in thousands)

1.   Basis of Presentation

          Glenbrook Life and Annuity Company (the "Company") is wholly owned by Allstate Life Insurance Company ("Allstate Life"), which is wholly owned by Allstate Insurance Company, a wholly-owned subsidiary of The Allstate Corporation.

          The statements of financial position as of March 31, 1996, the statements of operations for the three-month periods ended March 31, 1996 and 1995, and the statements of cash flows for the three-month periods then ended are unaudited. The interim financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Glenbrook Life and Annuity Company Annual Report on Form 10K for 1995. The results of operations for the interim period should not be considered indicative of results to be expected for the full year.


2.   Reinsurance

          Contract charges ceded to Allstate Life under reinsurance agreements were $597 and $424 for the three-month periods ended March 31, 1996 and 1995, respectively. Credited interest and expenses ceded to Allstate Life amounted to $25,197 and $13,125 for the three-month periods ended March 31, 1996 and 1995, respectively. Investment income earned on the assets which support contractholder funds is not included in the Company's financial statements as those assets were transferred to Allstate Life under the terms of reinsurance treaties. Reinsurance ceded arrangements do not discharge the Company as the primary insurer.

GLENBROOK LIFE AND ANNUITY COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

GENERAL

     The following highlights significant factors influencing results of operations and changes in financial position of Glenbrook Life and Annuity Company (the "Company"). It should be read in conjunction with the financial statements and notes thereto found under Part II. Item 8 along with the discussion and analysis found under Part II. Item 7 of the Glenbrook Life and Annuity Company Annual Report on Form 10-K.

     The Company, which is wholly owned by Allstate Life Insurance Company ("Allstate Life"), currently issues flexible premium fixed annuities and, beginning in late 1995, flexible premium deferred variable annuity contracts through its Separate Accounts. The Company markets its products through banks and other financial institutions.

     The Company reinsures all of its annuity deposits with Allstate Life, and all life insurance in force with other reinsurers. Accordingly, the financial results reflected in the Company's statements of operations relate only to the investment of those assets of the Company that are not transferred to Allstate Life or other reinsurers under the reinsurance treaties.

     Separate Account assets and liabilities are legally segregated and carried at fair value in the statements of financial position. One of the Separate Accounts' investment portfolios was initially funded with a $10 million seed money contribution from the Company in 1995. Investment income and realized gains and losses of the Separate Account investments, other than the portion related to the Company's participation, accrue directly to the contractholders (net of fees) and, therefore, are not included in the Company's statements of operations.

RESULTS OF OPERATIONS

                                                 Three Months
                                                Ended March 31,
                                                1996      1995
                                               -------   -------
                                                ($ IN THOUSANDS)
Net investment income.......................   $   923   $   996
                                               -------   -------
Net income..................................   $   594   $   642
                                               -------   -------
Fixed income securities, at amortized cost..   $43,690   $51,434
                                               -------   -------

     Pre-tax net investment income decreased 7.3% to $923 thousand for the first three months of 1996 compared to $996 thousand for the same period in 1995. The decrease is primarily attributable to a decline in interest income as a result of the $10 million seed money contribution to the Separate Accounts during the fourth quarter of 1995. The decrease in net income of $48 thousand reflects the change in net investment income.


FINANCIAL POSITION

     At March 31, 1996 unrealized net capital gains were $3.1 million compared to $5.2 million at December 31,1995. The change in unrealized net capital gain is primarily attributable to rising interest rates.

     At March 31, 1996 both contractholder funds and amounts recoverable from Allstate Life under reinsurance treaties reflect a 12.1% increase of $162 million as compared to December 31, 1995. These increases result from sales of the Company's flexible premium deferred annuities, partially offset by surrenders. Reinsurance recoverable from Allstate Life relates to policy benefit obligations ceded to Allstate Life.

     Separate Account assets and liabilities increased by $21.5 million and $21.2 million, respectively, in comparison to December 31, 1995. The increases were primarily attributable to sales of variable annuities.


LIQUIDITY AND CAPITAL RESOURCES

     Under the terms of intercompany reinsurance agreements, assets of the Company that relate to insurance in force, excluding Separate Account assets, are transferred to Allstate Life or other reinsurers, which maintain investment portfolios that support the Company's products.

                          PART II - Other Information

Item 1.  Legal Proceedings

         The Company and its Board of Directors know of no material legal proceedings pending to which the Company is a party or which would materially affect the Company.


Item 2.  Changes in Securities

         Not applicable.


Item 3.  Defaults Upon Senior Securities

         Not applicable.


Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable.


Item 5.  Other Information

         Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits required by Item 601 of Regulation S-K

               (2)      None
               (3)(i)   Articles of Incorporation*
                  (ii)  By-laws*
               (4) Glenbrook Life and Annuity Company Flexible Premium Deferred Variable Annuity Contract and Application**
              (10) Reinsurance Agreement between Glenbrook Life and Annuity Company and Allstate Life
                        Insurance Company*
              (11)      None
              (15)      None
              (18)      None
              (19)      None
              (22)      None
              (23)(a)   Consent of Independent Public Accountants***
                  (b)   Consent of Attorneys****
              (24)      None
              (27)      Financial Data Schedule
              (99)      None

         (b)  Reports on 8-K

                        No reports on Form 8-K were filed during the first quarter of 1996.

* Previously filed in Form N-4 Registration Statement No. 33-60882 dated April 9, 1993 and incorporated by reference.

**   Previously filed in Form S-1 Registration Statement No. 33-91916 dated May
4, 1995 and incorporated by reference. Previously filed in Form S-1 Registration Statement No. 33-92842 dated May 30, 1995 and incorporated by reference. Previously filed in Form N-4 Registration Statement No. 33-62203 dated November 21, 1995 and incorporated by reference.


*** Previously filed in Form S-1 Registration Statement No. 33-91916 dated April 10, 1996 and incorporated by reference.


**** Previously filed in Pre-Effective Amendment No. 1 of Form N-4 Registration Statement No. 33-91914 dated September 15, 1995 and incorporated by reference. Previously filed in Form S-1 Registration Statement No. 33-92842 dated August 24, 1995 and incorporated by reference. Previously filed in Form N-4 Registration Statement No. 33-62203 dated November 21, 1995 and incorporated by reference.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       Glenbrook Life and Annuity Company
                                                  (Registrant)



DATE  May 14, 1996                     /s/ MICHAEL J. VELOTTA*
      ------------                     ----------------------
                                       LOUIS G. LOWER, II
                                       CHAIRMAN OF THE BOARD OF DIRECTORS
                                         and CHIEF EXECUTIVE OFFICER
                                       (Principal Executive Officer)



DATE  MAY 14, 1996                     /s/ BARRY S. PAUL
      ------------                     -----------------
                                       BARRY S. PAUL
                                       ASSISTANT VICE PRESIDENT
                                         and CONTROLLER
                                       (Chief Accounting Officer)



*by Michael J. Velotta, Vice President, Secretary and General Counsel pursuant to Power of Attorney dated July 18, 1995 previously filed with Form S-1 Registration Statement, File No. 33-62193 filed August 28, 1995; Power of Attorney dated May 24, 1995 previously filed with Form S-1 Registration Statement, File No. 33-92842 filed May 30, 1995; and Power of Attorney dated July 18, 1995 previously filed with Form S-1 Registration Statement, File No. 33-91916 filed September 15, 1995, copies attached hereto.

                               POWER OF ATTORNEY

            WITH RESPECT TO THE GLENBROOK LIFE AND ANNUITY COMPANY
                    MARKET VALUE ADJUSTED ANNUITY CONTRACT



     Know all men by these presents that Louis G. Lower, II, whose signature appears below, constitutes and appoints Michael J. Velotta, his attorneys-in-fact, with power of substitution, and each of them in any and all capacities, to sign any Form S-1 registration statements and amendments thereto for the Glenbrook Life and Annuity Company Market Value Adjusted Annuity Contract and related contracts and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitutes, may do or cause to be done by virtue hereof.



                                        July 18, 1995
                                       ---------------
                                       Date


                                       /s/ LOUIS G. LOWER, II
                                       ----------------------
                                       Louis G. Lower, II
                                       Chairman of the Board, CEO
                                       and Director
                                       Glenbrook Life and Annuity Company

                               POWER OF ATTORNEY

            WITH RESPECT TO THE GLENBROOK LIFE AND ANNUITY COMPANY
                    MARKET VALUE ADJUSTED ANNUITY CONTRACT

     Know all men by these presents that Louis G. Lower, II, whose signature appears below, constitutes and appoints Michael J. Velotta, his attorneys-in-fact, with power of substitution, and each of them in any and all capacities, to sign any Form S-1 registration statements and amendments thereto for the Glenbrook Life and Annuity Company Market Value Adjusted Annuity Contract and related contracts and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitutes, may do or cause to be done by virtue hereof.



                                        May 24, 1995
                                       --------------
                                       Date


                                       /s/ LOUIS G. LOWER, II
                                       ----------------------
                                       Louis G. Lower, II
                                       President and Chairman of the Board
                                       Glenbrook Life and Annuity Company

                               POWER OF ATTORNEY

            WITH RESPECT TO THE GLENBROOK LIFE AND ANNUITY COMPANY
                    MARKET VALUE ADJUSTED ANNUITY CONTRACT



     Know all men by these presents that Louis G. Lower, II, whose signature appears below, constitutes and appoints Michael J. Velotta, his attorneys-in-fact, with power of substitution, and each of them in any and all capacities, to sign any Form S-1 registration statements and amendments thereto for the Glenbrook Life and Annuity Company Market Value Adjusted Annuity Contract and related contracts and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitutes, may do or cause to be done by virtue hereof.



                                        July 18, 1995
                                       ---------------
                                       Date


                                       /s/ LOUIS G. LOWER, II
                                       ----------------------
                                       Louis G. Lower, II
                                       Chairman of the Board, CEO
                                       and Director
                                       Glenbrook Life and Annuity Company