Form 10-Q
period 1996-06-30
GLENBROOK LIFE & ANNUITY CO
filed 1996-08-13
CIK 945094

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549


[x]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 1996

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

                                 847/402-2400
             (Registrant's telephone number, including area code)

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

Yes../X/..      No

     Indicate the number of shares of each of the issuer's classes of common stock, as of June 30, 1996; there were 4,200 shares of common capital stock outstanding, par value $500 per share all of which shares are held by Allstate Life Insurance Company.

                        PART I - FINANCIAL INFORMATION



Item  1.  Financial Statements

          Statements of Financial Position As Of
          June 30, 1996 (Unaudited) and December 31, 1995         3

          Statements of Operations
          Three Months Ended June 30, 1996 and
          June 30, 1995 (Unaudited)
          Six Months Ended June 30, 1996 and
          June 30, 1995 (Unaudited)                              4

          Statements of Cash Flows
          Six Months Ended June 30, 1996 and
          June 30, 1995 (Unaudited)                              5

          Notes to Financial Statements                          6

Item  2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations          7


                          PART II - OTHER INFORMATION


Item 1.   Legal Proceedings                                      9

Item 2.   Changes in Securities                                  9

Item 3.   Defaults Upon Senior Securities                        9

Item 4.   Submission of Matters to a Vote of Security Holders    9

Item 5.   Other Information                                      9

Item 6.   Exhibits and Reports on Form 8-K                       10

Signature Page

                      GLENBROOK LIFE AND ANNUITY COMPANY

                       STATEMENTS OF FINANCIAL POSITION




                                                    June 30,    December 31,
($ in thousands)                                      1996          1995
                                                   (Unaudited)
Assets
 Investments
    Fixed income securities available for
       sale, at fair value (amortized cost
       $45,730 and $44,112)                        $   47,344     $   48,815
    Short-term                                          2,070          2,102

    Total investments                                  49,414         50,917

 Reinsurance recoverable from Allstate Life
   Insurance Company                                1,713,632      1,340,925
 Cash                                                   2,804            264
 Other assets                                           2,339          2,021
 Separate Accounts                                     99,079         15,578

    Total assets                                   $1,867,268     $1,409,705

Liabilities
 Contractholder funds                              $1,713,632     $1,340,925
 Income taxes payable                                   2,520          1,637
 Deferred income taxes                                    942          1,828
 Net payable to Allstate Life Insurance Company         2,721            255
 Separate Accounts                                     87,902          5,048

    Total liabilities                               1,807,717      1,349,693

Shareholder's equity
 Common stock, $500 par value, 4,200 shares
   authorized, issued and outstanding                   2,100          2,100
 Additional capital paid-in                            49,641         49,641
 Unrealized net capital gains                           1,697          3,357
 Retained income                                        6,113          4,914

    Total shareholder's equity                         59,551         60,012

    Total liabilities and shareholder's equity     $1,867,268     $1,409,705




See notes to financial statements.

GLENBROOK LIFE AND ANNUITY COMPANY

STATEMENTS OF OPERATIONS




                              Three Months Ended  Six Months Ended
                                   June 30,           June 30,
($ in thousands)               1996      1995      1996     1995
                                 (Unaudited)        (Unaudited)

Revenues
 Net investment income          $ 941     $1,022   $1,864   $2,018

Income before income taxes        941      1,022    1,864    2,018

Income tax expense                336        363      665      717

Net income                      $ 605     $  659   $1,199   $1,301




See notes to financial statements.

GLENBROOK LIFE AND ANNUITY COMPANY

STATEMENTS OF CASH FLOWS



                                                    Six Months Ended
                                                        June 30,
($ in thousands)                                    1996       1995
                                                 (Unaudited)
Cash flows from operating activities
 Net income                                        $ 1,199   $ 1,301
 Adjustments to reconcile net income to net
    cash provided by operating activities
       Deferred income taxes                             7        25
       Changes in other operating assets and
          liabilities                                3,012       478
             Net cash provided by operating
               activities                            4,218     1,804

Cash flows from investing activities
 Fixed income securities
   Investment collections                            1,389       685
    Investment purchases                            (2,989)   (1,491)
 Change in short-term investments, net                  32      (998)
 Participation in Separate Account                    (110)
          Net cash used in investing activities     (1,678)   (1,804)


Net increase in cash                                 2,540         0
Cash at beginning of period                            264         0
Cash at end of period                              $ 2,804   $     0




See notes to financial statements.

GLENBROOK LIFE AND ANNUITY COMPANY

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
($ in thousands)



1.  Basis of Presentation

    Glenbrook Life and Annuity Company (the "Company") is wholly owned by Allstate Life Insurance Company ("Allstate Life"), which is wholly owned by Allstate Insurance Company, a wholly-owned subsidiary of The Allstate Corporation.

    The statements of financial position as of June 30, 1996, the statements of operations for the three-month and six-month periods ended June 30, 1996 and 1995, and the statements of cash flows for the six-month periods then ended are unaudited. These interim financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial statements should be read in conjunction with the financial statements and notes thereto included in the Glenbrook Life and Annuity Company Annual Report on Form 10K for 1995. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

    To conform with the 1996 presentation, certain items in the prior year's financial statements have been reclassified.


2.  Reinsurance

    The Company reinsures substantially all business with Allstate Life. Contract charges ceded to Allstate Life under reinsurance agreements were $1,480 and $806 for the six-month periods ended June 30, 1996 and 1995, respectively. Credited interest and expenses ceded to Allstate Life amounted to $52,768 and $29,890 for the six-month periods ended June 30, 1996 and 1995, respectively. Investment income earned on the assets which support contractholder funds was excluded from the Company's financial statements as those assets were transferred to Allstate Life under the terms of reinsurance treaties. Reinsurance ceded arrangements do not discharge the Company as the primary insurer.

GLENBROOK LIFE AND ANNUITY COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS



GENERAL

  The following highlights significant factors influencing results of operations and changes in financial position of Glenbrook Life and Annuity Company (the "Company"). It should be read in conjunction with the discussion and analysis and financial statements thereto found under Items 7 and 8 of Part II of the Glenbrook Life and Annuity Company Annual Report on Form 10-K.

  The Company, which is wholly owned by Allstate Life Insurance Company ("Allstate Life"), issues flexible premium fixed annuity contracts, indexed annuity contracts and single premium life insurance policies. In addition, the Company issues flexible premium deferred variable annuity contracts, the assets and liabilities of which are legally segregated and reflected in the accompanying statements of financial position as the assets and liabilities of the Separate Accounts. The Company markets its products through banks and other financial institutions.

  The Company reinsures substantially all of its annuity deposits with Allstate Life, and all life insurance in force with other unaffiliated reinsurers. Accordingly, the financial results reflected in the Company's statements of operations do not include income related to those assets that are transferred to Allstate Life or other reinsurers under the reinsurance treaties.

  Separate Account assets and liabilities are carried at fair value in the statements of financial position. Certain Separate Account investment portfolios established in 1995 were initially funded with a $10 million seed money contribution from the Company in 1995. Investment income and realized gains and losses of the Separate Account investments, other than the portion related to the Company's participation, accrue directly to the contractholders (net of fees) and, therefore, are not included in the Company's statements of operations.

RESULTS OF OPERATIONS

                                   Three Months            Six Months
                                   Ended June 30,        Ended June 30,
                                 1996       1995       1996       1995
                                 ($ IN THOUSANDS)       ($ IN THOUSANDS)

Net investment income .......  $    941   $  1,022     $  1,864   $  2,018


Net income ..................  $    605   $    659     $  1,199   $  1,301

Fixed income securities, at
  amortized cost ............  $ 45,730   $ 52,352     $ 45,730   $ 52,352

  Pre-tax net investment income decreased 7.9% to $941 thousand for the second quarter of 1996 compared to $1,022 thousand for the same period in 1995 and decreased 7.6% to $1,864 thousand for the first six months of 1996 compared to $2,018 thousand for the same period in 1995. The decreases reflect the impact of the Company's $10 million investment in the variable funds of the Separate Account, whose assets are invested predominantly in equity securities. The dividend yield on the variable funds is significantly below the level of interest earned on fixed income securities in which the $10 million was invested prior to the fourth quarter of 1995.


FINANCIAL POSITION

  At June 30, 1996, unrealized net capital gains before tax were $2.6 million compared to $5.2 million at December 31, 1995. The change in unrealized gains in the fixed income portfolio is due to the effect of rising interest rates.

  At June 30, 1996 both contractholder funds and amounts recoverable from Allstate Life under reinsurance treaties reflect a 27.8% increase of $372.7 million as compared to December 31, 1995. These increases result from sales of the Company's flexible premium fixed annuity contracts, partially offset by surrenders. Reinsurance recoverable from Allstate Life relates to policy benefit obligations ceded to Allstate Life.

  Separate Account assets increased by $83.5 million and Separate Account liabilities increased by $82.9 million as compared to December 31, 1995. The increases were primarily attributable to increased sales of flexible premium deferred variable annuity contracts.


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

  (b) Reports on 8-K

             No reports on Form 8-K were filed during the second quarter of 1996.



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



                      Glenbrook Life and Annuity Company
                                 (Registrant)



DATE August 13, 1996                   /s/ LOUIS G. LOWER, II
    ----------------                   ----------------------------------
                                       LOUIS G. LOWER, II
                                       CHAIRMAN OF THE BOARD OF DIRECTORS
                                          and CHIEF EXECUTIVE OFFICER
                                       (Principal Executive Officer)



DATE August 13, 1996                   /s/ BARRY S. PAUL
    ----------------                   ----------------------------------
                                       BARRY S. PAUL
                                       ASSISTANT VICE PRESIDENT
                                       and CONTROLLER
                                       (Chief Accounting Officer)