Form 10-Q
period 1996-09-30
GLENBROOK LIFE & ANNUITY CO
filed 1996-11-14
CIK 945094

FORM 10-Q

                 SECURITIES AND EXCHANGE COMMISSION

                      Washington, D.C. 20549


[x]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 1996

                              OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934


Commission file number: 33-62193
                        33-91916
                        33-92842
                       333-00987

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

Yes../X/..      No

     Indicate the number of shares of each of the issuer's classes of common stock, as of September 30, 1996; there were 4,200 shares of common capital stock outstanding, par value $500 per share all of which shares are held by Allstate Life Insurance Company.

                        PART I - FINANCIAL INFORMATION


Item  1.   Financial Statements

            Statements of Financial Position As Of
            September 30, 1996(Unaudited) and December 31, 1995     3

            Statements of Operations
            Three Months Ended September 30, 1996 and
            September 30, 1995 (Unaudited)
            Nine Months Ended September 30, 1996 and
            September 30, 1995 (Unaudited)                          4

            Statements of Cash Flows
            Nine Months Ended September 30, 1996 and
            September 30, 1995 (Unaudited)                          5

            Notes to Financial Statements                           6

Item  2.   Management's Discussion and Analysis of
           Financial Condition and Results of Operations            7


                      PART II - OTHER INFORMATION


Item 1.   Legal Proceedings                                         9

Item 2.   Changes in Securities                                     9

Item 3.   Defaults Upon Senior Securities                           9

Item 4.   Submission of Matters to a Vote of Security Holders       9

Item 5.   Other Information                                         9

Item 6.   Exhibits and Reports on Form 8-K                         10

Signature Page

GLENBROOK LIFE AND ANNUITY COMPANY

STATEMENTS OF FINANCIAL POSITION



                                                                               September 30,            December 31,
                                                                                   1996                     1995
($ in thousands)                                                                (Unaudited)
Assets
  Investments
    Fixed income securities available for sale, at
      fair value (amortized cost $45,640 and $44,112)                                $     47,264           $      48,815
    Short-term                                                                              2,707                   2,102

          Total investments                                                                49,971                  50,917

  Reinsurance recoverable from Allstate Life
     Insurance Company                                                                  1,906,063               1,340,925
  Cash                                                                                      2,314                     264
  Other assets                                                                              2,230                   2,021
  Separate Accounts                                                                       177,487                  15,578

          Total assets                                                                 $2,138,065              $1,409,705

Liabilities
   Contractholder funds                                                                $1,906,063              $1,340,925
   Current income taxes                                                                     1,586                   1,637
   Deferred income taxes                                                                    1,039                   1,828
   Net payable to Allstate Life Insurance Company                                           3,055                     255
   Separate-Accounts                                                                      165,935                   5,048

          Total liabilities                                                             2,077,678               1,349,693

Shareholder's equity
  Common stock, $500 par value, 4,200 shares
      authorized, issued and outstanding                                                    2,100                   2,100
  Additional capital paid-in                                                               49,641                  49,641
  Unrealized net capital gains                                                              1,885                   3,357
  Retained income                                                                           6,761                   4,914

          Total shareholder' equity                                                        60,387                  60,012

          Total liabilities and shareholder's equity                                   $2,138,065              $1,409,705







See notes to financial statements

GLENBROOK LIFE AND ANNUITY COMPANY

STATEMENTS OF OPERATIONS



                                                              Three Months Ended               Nine Months Ended
                                                                September 30,                    September 30,

($ in thousands)                                             1996             1995             1996             1995

                                                                 (Unaudited)                      (Unaudited)

Revenues
  Net investment income                                        $    996          $ 1,027          $ 2,860          $ 3,045

Income from operations before
   income tax expense                                               996            1,027            2,860            3,045

Income tax expense                                                  348              361            1,013            1,078

Net income                                                     $    648         $    666          $ 1,847          $ 1,967
                                                               --------         ---------         -------          --------













See notes to financial statements.

GLENBROOK LIFE AND ANNUITY COMPANY

STATEMENTS OF CASH FLOWS

                                                                                             Nine Months Ended
                                                                                               September 30,

($ in thousands)                                                                          1996               1995

                                                                                                (Unaudited)

Cash flows from operating activities
   Net income                                                                                $  1,847            $  1,967
   Adjustments to reconcile net income to net cash
      provided by operating activities
         Changes in deferred income taxes                                                           3               (632)
         Changes in other operating assets and liabilities                                      2,510                 458

              Net cash provided by operating activities                                         4,360               1,793

Cash flows from Investing activities
   Fixed income securities available for sale
      Investment collections                                                                    2,288               1,056
      Investment purchases                                                                    (3,785)             (1,491)
   Change in short-term investments, net                                                        (605)             (1,358)
   Participation in Separate Accounts                                                           (208)

              Net cash used in investing activities                                           (2,310)             (1,793)

Net increase in cash                                                                            2,050                   0
Cash at beginning of period                                                                       264                   0
                                                                                             --------        ------------
Cash at end of period                                                                        $  2,314        $          0
                                                                                             --------        ------------


See notes to financial statements.

GLENBROOK LIFE AND ANNUITY COMPANY

NOTES TO FINANCIAL STATEMENTS
(Unaudited)


1.      Basis of Presentation

        Glenbrook Life and Annuity Company (the "Company") is wholly owned by Allstate Life Insurance Company ("Allstate Life"), which is wholly owned by Allstate Insurance Company, a wholly-owned subsidiary of The Allstate Corporation.

        The financial statements and notes as of September 30, 1996, and for the three-month and nine-month periods ended September 30, 1996 and 1995 are unaudited. These interim financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Glenbrook Life and Annuity Company Annual Report on Form 10K for 1995. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

        To conform with the 1996 presentation, certain items in the prior year's financial statements have been reclassified.


2.      Reinsurance

        The Company reinsures substantially all business with Allstate Life. Contract charges ceded to Allstate Life under reinsurance agreements were $2.62 million and $1.12 million for the nine-month periods ended September 30, 1996 and 1995, respectively. Credited interest and expenses ceded to Allstate Life amounted to $82.97 million and $48.2 million for the nine-month periods ended September 30, 1996 and 1995, respectively. Investment income earned on the assets which support contractholder funds was excluded from the Company's financial statements as those assets were transferred to Allstate Life under the terms of reinsurance treaties. Reinsurance ceded arrangements do not discharge the Company as the primary insurer.

GLENBROOK LIFE AND ANNUITY COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS




GENERAL

        The following discussion highlights significant factors influencing results of operations and changes in financial position of Glenbrook Life and Annuity Company (the "Company"). It should be read in conjunction with the discussion and analysis and financial statements and notes thereto found under Items 7 and 8 of Part II of the Glenbrook Life and Annuity Company Annual Report on Form 10-K for the year ended December 31, 1995.

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

        The Company reinsures all of its fixed annuity deposits with Allstate Life, and all life insurance in force with other unaffiliated reinsurers. Accordingly, the financial results reflected in the Company's statements of operations do not include income related to those assets that are transferred to Allstate Life or other reinsurers under the reinsurance treaties.

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

RESULTS OF OPERATIONS


                                                           Three Months                          Nine Months

                                                       Ended September 30,                   Ended September 30,


($ in thousands)                                      1996                1995               1996               1995

Net investment income                                     $    996           $  1,027           $  2,860          $  3,045

Net income                                                $    648           $    666           $  1,847          $  1,967

Invested assets, at amortized cost                         $48,347            $54,273            $48,347           $54,273
                                                           -------           --------            -------           -------


        Pre-tax net investment income decreased 3.0% to $996 thousand for the third quarter of 1996 compared to $1.03 million for the same period in 1995. For the nine-month period ended September 30, 1996, pre-tax net investment income decreased 6.1% to $2.86 million compared to $3.04 million for the same period in 1995. The decreases reflect the impact of the Company's $10 million investment in the variable funds of the Separate Account, whose assets are invested predominantly in equity securities. The dividend yield on the variable funds is significantly below the level of interest earned on fixed income securities in which the $10 million was invested prior to the fourth quarter of 1995.


FINANCIAL POSITION

        Total investments at September 30, 1996 decreased $946 thousand to $49.97 million from $50.92 million as positive cash flows generated from operations were partially offset by a decrease of $3.08 million in the unrealized gain on the fixed income securities portfolio. The decrease in unrealized gains in the fixed income securities portfolio was due to the effects of rising interest rates.

        At September 30, 1996 both contractholder funds and amounts recoverable from Allstate Life under reinsurance treaties reflect a 42.1% increase of $565.14 million as compared to December 31, 1995. These increases result from sales of the Company's flexible premium fixed annuity contracts, partially offset by surrenders and withdrawals. Reinsurance recoverable from Allstate Life relates to policy benefit obligations ceded to Allstate Life.

        Separate Account assets increased by $161.91 million and Separate Account liabilities increased by $160.89 million as compared to December 31, 1995. The increases were primarily attributable to increased sales of flexible premium deferred variable annuity contracts.


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

 (b) Reports on 8-K

            No reports on Form 8-K were filed during the third quarter of 1996.



* Previously filed in Form S-1 Registration Statement No.333-07275 dated June 28, 1996 and incorporated by reference.

**   Previously filed in Form S-1 Registration Statement No. 33-91916 dated May 4, 1995 and incorporated by reference. Previously filed in Form S-1 Registration Statement No. 33-92842 dated May 30, 1995 and incorporated by reference. Previously filed in Form N-4 Registration Statement No. 33-62203 dated November 21, 1995 and incorporated by reference. Previously filed in Form N-4 Registration Statement No.333-00999 dated August 23, 1996 and incorporated by reference.

*** Previously filed in Form S-1 Registration Statement No. 33-91916 dated April 10, 1996 and incorporated by reference. Previously filed in Form S-1 Registration Statement No. 33-92842 dated April 10, 1996 and incorporated by reference. Previously filed in Form S-1 Registration Statement No. 33-62193 dated March 22, 1996 and incorporated by reference. Previously filed in Form S-1 Registration Statement No.333-00987 dated August 23, 1996 and incorporated by reference.

**** Previously filed in Pre-Effective Amendment No. 1 of Form N-4 Registration Statement No. 33-91914 dated September 15, 1995 and incorporated by reference. Previously filed in Form S-1 Registration Statement No. 33-92842 dated August 24, 1995 and incorporated by reference. Previously filed in Form S-1 Registration Statement No. 33-62193 dated November 22, 1995 and incorporated by reference. Previously filed in Form S-1 Registration Statement No.333-00987 dated August 23, 1996 and incorporated by reference.

                                 SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                       Glenbrook Life and Annuity Company
                                 (Registrant)





November 13, 1996                /s/ LOUIS G. LOWER, II
------------------               ------------------------
DATE                                  LOUIS G.  LOWER, II
                                      CHAIRMAN OF THE BOARD OF DIRECTORS
                                         and CHIEF EXECUTIVE OFFICER
                                      (Principal Executive Officer)




November 13, 1996                /s/KEVIN R. SLAWIN
-----------------                ------------------
DATE                                 KEVIN R. SLAWIN
                                     VICE PRESIDENT
                                     (Chief Accounting Officer)