Form 10-K405
period 1996-12-31
GLENBROOK LIFE & ANNUITY CO
filed 1997-03-31
CIK 945094

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                 Form 10-K

              Annual Report Pursuant to Section 13 or 15(d) of the
                     Securities Exchange Act of 1934


         The registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

For fiscal year ended December 31, 1996     Commission file numbers: 033-62193
                      -----------------                              ---------
                                                                     033-91916
                                                                     ---------
                                                                     033-92842
                                                                     ---------
                                                                     333-00987
                                                                     ---------

                          GLENBROOK LIFE AND ANNUITY COMPANY
               (Exact name of registrant as specified in its charter)


         ILLINOIS                                                35-1113325
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)


                               3100 SANDERS ROAD
                          NORTHBROOK, ILLINOIS 60062
             (Address of Principal executive offices)(Zip Code)

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

                Yes      X                   No
                        ---                        ---
      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      As of December 31, 1996, there were 4,200 shares of common capital stock outstanding, par value $500 per share all of which shares are held by Allstate Life Insurance Company.

                      GLENBROOK LIFE AND ANNUITY COMPANY (A wholly owned subsidiary of Allstate Life Insurance Company)

                    Annual Report for 1996 On Form 10-K

                           TABLE OF CONTENTS

                                                                           PAGE

                                   PART I

Item 1.     Business**....................................................... 3
Item 2.     Properties**..................................................... 4
Item 3.     Legal Proceedings................................................ 4
Item 4.     Submission of Matters to a Vote of Security Holders*........... N/A

                                   PART II

Item 5.     Market for Registrant's Common Equity and
            Related Stockholder Matters...................................... 5
Item 6.     Selected Financial Data*....................................... N/A
Item 7.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations........................................ 6
Item 8.     Financial Statements and Supplemental Data........... ........... 9
Item 9.     Disagreements on Accounting and Financial Disclosure............N/A

                                   PART III

Item 10.    Directors and Executive Officers of the Registrant*............ N/A
Item 11.    Executive Compensation*.........................................N/A
Item 12.    Security Ownership of Certain Beneficial Owners and
            Management*.....................................................N/A
Item 13.    Certain Relationships and Related Transactions*.................N/A

                                   PART IV

Item 14.    Exhibits, Financial Statement Schedules, and
            Reports on Form 8-K..............................................25

Index to Financial Statement Schedules....................................... 9
Signatures...................................................................26

*  Omitted pursuant to General Instruction I(2) of Form 10-K.
** Item prepared in accordance with General Instruction I(2) of Form 10-K.

                                 PART I

ITEM 1.  BUSINESS

         Glenbrook Life and Annuity Company (hereinafter "Glenbrook Life" or the "Company"), is a stock life insurance company which was organized under the laws of the State of Illinois in 1992. The Company was originally organized under the laws of the State of Indiana in 1965. From 1965 to 1983 the Comany was known as "United Standard Life Assurance Company" and from 1983 to 1992 the Company was known as "William Penn Life Assurance Company of America."

         Glenbrook Life is a wholly owned subsidiary of Allstate Life Insurance Company ("Allstate Life" or "ALIC"), a stock life insurance company incorporated under the laws of Illinois. Allstate Life is a wholly owned subsidiary of Allstate Insurance Company ("Allstate" or "AIC"), a stock property-liability insurance company incorporated under the laws of Illinois. With the exception of directors' qualifying shares, all of the outstanding capital stock of Allstate is owned by The Allstate Corporation ("Corporation"). On June 30, 1995, Sears, Roebuck and Co. ("Sears")distributed its 80.3% ownership in the Corporation to Sears common shareholders through a tax-free dividend.

         Glenbrook Life and Allstate Life entered into reinsurance agreements, effective June 5, 1992, under which Glenbrook Life reinsures substantially all of its business with Allstate Life. Under the agreements, purchase payments under all general account contracts are transferred to Allstate Life and become invested with the assets of Allstate Life, and Allstate Life accepts 100% of the liability under such contracts. However, the obligations of Allstate Life under the reinsurance agreement are to the Company. In addition, assets of the Company that relate to insurance in-force excluding separate account assets are transferred to Allstate Life. Therefore, the funds necessary to support the operations of the Company are provided by Allstate Life and the Company is not required to obtain additional capital to support in-force or future business.

         Under the Company's reinsurance agreements with Allstate Life, the Company reinsures all reserve liabilities with Allstate Life except for variable contracts. The Company's variable contract assets are held in legally-segregated, unitized separate accounts and are retained by the Company. Investment income and realized gains and losses of the separate account investments accrue directly to the contractholders (net of fees), and are not included in the Company's results of operations. However, the transactions related to such variable contracts such as premiums, expenses and benefits are transferred to Allstate Life.

         Glenbrook Life's operations consist of one business segment which is the sale of life insurance and annuity products.

         Glenbrook Life's and Allstate Life's general account assets must be invested in accordance with applicable state laws. These laws govern the nature and quality of investments that may be made by life insurance companies and the percentage of their assets that may be committed to any particular type of investment. Of Allstate Life's consolidated invested assets of $28,037 million on December 31, 1996, 82.3% was invested in fixed income securities, 3.0% in equities, 10.9% in mortgage loans, and 3.8% in real estate, short-term investments and other assets.

         Glenbrook Life is engaged in a business that is highly competitive because of the large number of stock and mutual life insurance companies and other entities competing in the sale of insurance and annuities. There are approximately 1,700 stock, mutual and other types of insurers in business in the United States. Several independent rating agencies regularly evaluate life insurer's claims paying ability, quality of investments and overall stability. A.M. Best Company assigns A+(Superior) to Allstate Life which automatically reinsures all net business of Glenbrook Life. A.M. Best Company also assigns Glenbrook Life the rating of A+(r) because Glenbrook Life automatically reinsures all business with Allstate Life. Standard & Poor's Insurance Rating Services assigns AA+ (Excellent) to the Company's claims-paying ability and Moody's Investors Service assigns an Aa3 (excellent) financial strength rating to the Company. Glenbrook Life shares the same ratings of its parent, Allstate Life.

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

         Glenbrook Life is regulated by the Securities and Exchange Commission ("SEC") as an issuer of registered products. The SEC also regulates certain Glenbrook Life Separate Accounts which together with the Company issue variable annuity contracts.

ITEM 2.  PROPERTIES

         Glenbrook Life occupies office space provided by Allstate, in Northbrook, Illinois. Expenses associated with these offices are allocated on a direct and indirect basis to Glenbrook Life.

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

                                 PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         All of the Company's outstanding shares are owned by its parent, Allstate Life. Allstate Life's outstanding shares are owned by Allstate. With the exception of director's qualifying shares, all of the outstanding capital stock of Allstate is owned by The Allstate Corporation ("Corporation"). On June 30, 1995, Sears distributed its 80.3% ownership in the Corporation to Sears common shareholders through a tax free dividend.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                        GLENBROOK LIFE AND ANNUITY COMPANY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following discussion highlights significant factors influencing results of operations and financial position of Glenbrook Life and Annuity Company (the "Company"). It should be read in conjunction with the financial statements and related notes.

   The Company, which is wholly owned by Allstate Life Insurance Company ("ALIC"), markets life insurance contracts and annuity products through banks and broker-dealers.

   The Company and ALIC entered into a reinsurance agreement effective on June 5, 1992. All business issued subsequent to that date is ceded to ALIC. Life insurance in force prior to that date is ceded to non-affiliated reinsurers. The Company's results of operations relate to the investment of those assets of the Company that are not transferred to ALIC under the reinsurance agreement.

   Separate Account assets and liabilities are carried at fair value in the statements of financial position. The Separate Account investment portfolios were initially funded with a $10.0 million seed money contribution from the Company in 1995. Investment income and realized gains and losses of the Separate Accounts, other than the portion related to the Company's participation, accrue directly to the contractholders and, therefore, are not included in the Company's statements of operations.


Results of Operations
---------------------
($ in thousands)

                                                       1996      1995      1994
                                                       ----      ----      ----

Net investment income                                $ 3,774   $ 3,996  $ 2,017
                                                      ======    ======   ======

Realized capital gains, after tax                    $    -     $  298  $     -
                                                      ======     =====    =====

Net income                                           $ 2,435   $ 2,879  $ 1,294
                                                      ======    ======   ======

Fixed income securities, at amortized cost           $46,925   $44,112  $51,527
                                                      ======    ======   ======


   Net income decreased by $444 thousand or 15.4% in 1996 to $2.4 million due to decreases in net investment income and realized capital gains. The $1.6 million increase in net income in 1995 reflects the increase in net investment income and realized capital gains.

   As a result of the reinsurance agreement, the Company's results of operations include only investment income earned on its investment portfolio. Net investment income in 1996 decreased 5.6% or $222 thousand to $3.8 million compared to $4.0 million in 1995. The decrease reflects the impact of the Company's $10.0 million original investment in the variable funds of the Separate Account, whose assets are invested predominantly in equity securities. The dividend yield on the variable funds is significantly below the level of interest earned on fixed income securities in which the $10.0 million was invested prior to the fourth quarter of 1995. This decrease in income was partially offset by additional investment income earned on the higher base of investments arising from positive cash flows from operating activities in 1996. Net investment income increased $2.0 million in 1995 due to an increased level of investments and a $40.0 million capital contribution received from ALIC in the third quarter of 1994.

   Realized capital gains after tax of $298 thousand in 1995 were the result of sales of investments to fund the Company's participation in the Separate Accounts.

                        GLENBROOK LIFE AND ANNUITY COMPANY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL POSITION
------------------
($ in thousands)

                                                  1996                1995
                                              ------------        ------------

Fixed income securities, at fair value        $      49,389       $      48,815
                                               ============        ============
Short-term investments                        $       1,287       $       2,102
                                               ============        ============
Separate Account assets                       $     272,420       $      15,578
                                               ============        ============
Contractholder funds                          $   2,060,419       $   1,340,925
                                               ============        ============
Reinsurance recoverable from ALIC             $   2,060,419       $   1,340,925
                                               ============        ============
Separate Account liabilities                  $     260,290       $       5,048
                                               ============        ============



   The Company's fixed income securities portfolio consists of publicly traded corporate bonds, mortgage-backed securities and U.S. government bonds. The Company generally holds its fixed income securities for the long term, but has classified all of these securities as available for sale to allow maximum flexibility in portfolio management. At December 31, 1996, net unrealized capital gains on the fixed income securities portfolio totaled $4.3 million compared to $5.2 million as of December 31, 1995. The decrease in the unrealized gain position is primarily attributable to rising interest rates, partially offset by an increase in unrealized gains on the Company's participation in the Separate Account.

   All of the Company's fixed income securities portfolio is rated investment grade, with a National Association of Insurance Commissioners ("NAIC") rating of 1 or a Moody's rating of Aaa, Aa or A.

   At December 31, 1996 and 1995, $16.4 million and $19.2 million, respectively, of the fixed income portfolio were invested in mortgage-backed securities ("MBS"). At December 31, 1996, all of the MBS were investment grade and have underlying collateral that is guaranteed by U.S. government entities.

   MBS, however, are subject to interest rate risk as the duration and ultimate realized yield are affected by the rate of repayment of the underlying mortgages. The Company attempts to limit interest rate risk by purchasing MBS whose cost does not significantly exceed par value, and with repayment protection to provide a more certain cash flow to the Company. At December 31, 1996, the amortized cost of the MBS portfolio was below par value by $402 thousand.

   The Company closely monitors its fixed income portfolio for declines in value that are other than temporary. Securities are placed on non-accrual status when they are in default or when the receipt of interest payments is in doubt.

   The Company's short-term investment portfolio was $1.3 million and $2.1 million at December 31, 1996 and 1995, respectively. The Company invests all available cash balances in taxable and tax-exempt short-term securities having a final maturity date or redemption date of one year or less.

                        GLENBROOK LIFE AND ANNUITY COMPANY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS


   During 1996, contractholder funds and amounts recoverable from ALIC under the reinsurance agreement increased by $719.5 million. The increases resulted from sales of the Company's flexible premium deferred annuities, interest credited to contractholders, and sales of single premium life insurance policies, partially offset by surrenders, withdrawals and death benefits. Reinsurance recoverable from ALIC relates to contract benefit obligations ceded to ALIC.

   Separate Account assets increased by $256.8 million and Separate Account liabilities increased by $255.2 million as compared with December 31, 1995. The increases were attributable to increased sales of flexible premium deferred variable annuity contracts and the favorable investment performance of the Separate Account investment portfolios, partially offset by variable annuity contract charges, surrenders and withdrawals.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

   ALIC authorized a $20.0 million capital contribution to the Company in 1996, which the Company received in January 1997.

   Under the terms of intercompany reinsurance agreements, assets of the Company that relate to insurance in force, excluding Separate Account assets, are transferred to ALIC, which maintains the investment portfolios supporting the Company's products.

   The NAIC has a standard for assessing the solvency of insurance companies, which is referred to as risk-based capital ("RBC"). The requirement consists of a formula for determining each insurer's RBC and a model law specifying regulatory actions if an insurer's RBC falls below specified levels. The RBC formula for life insurance companies establishes capital requirements relating to insurance risk, business risk, asset risk and interest rate risk. At December 31, 1996, RBC for the Company was significantly above a level that would require regulatory action.


PENDING ACCOUNTING STANDARD
---------------------------

   In June 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 125, "Accounting for Transfers of Financial Assets and Extinguishments of Liabilities." This standard distinguishes between transfers of financial assets as sales versus financing transactions based upon relinquishment of control and addresses the accounting for securitizations, securities lending, repurchase agreements and insubstance defeasance transactions. The requirements of this statement that were effective on January 1, 1997 were adopted and are not expected to have a material impact on the results of operations or financial position of the Company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                          Financial Statements

                               INDEX


                                                                           PAGE

Independent Auditors' Report.................................................10

Financial Statements:


         Statements of Financial Position
           December 31, 1996 and 1995........................................11

         Statements of Operations for the Years Ended
           December 31, 1996, 1995 and 1994..................................12

         Statements of Shareholder's Equity for the Years Ended
           December 31, 1996, 1995 and 1994..................................13

         Statements of Cash Flows for the Years Ended
           December 31, 1996, 1995 and 1994..................................14

         Notes to Financial Statements.......................................15

         Schedule IV - Reinsurance for the Years Ended
           December 31, 1996, 1995 and 1994..................................24

INDEPENDENT AUDITORS' REPORT


TO THE BOARD OF DIRECTORS AND SHAREHOLDER OF
GLENBROOK LIFE AND ANNUITY COMPANY:

We have audited the accompanying Statements of Financial Position of Glenbrook Life and Annuity Company (the "Company") as of December 31, 1996 and 1995, and the related Statements of Operations, Shareholder's Equity and Cash Flows for each of the three years in the period ended December 31, 1996. Our audits also included Schedule IV - Reinsurance. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Glenbrook Life and Annuity Company as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, Schedule IV
- Reinsurance, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois
February 21, 1997

                       GLENBROOK LIFE AND ANNUITY COMPANY
                        STATEMENTS OF FINANCIAL POSITION


                                                                            DECEMBER 31,
($ in thousands)                                                      1996                 1995
                                                                   ----------           ---------

ASSETS
Investments
   Fixed income securities, at fair value
     (amortized cost $46,925 and $44,112)                          $     49,389       $     48,815
   Short-term                                                             1,287              2,102
                                                                    -----------         ----------
   Total investments                                                     50,676             50,917

Reinsurance recoverable from Allstate Life Insurance Company          2,060,419          1,340,925
Cash                                                                          -                264
Net receivable from affiliates                                           19,206                  -
Other assets                                                              2,049              2,021
Separate Accounts                                                       272,420             15,578
                                                                      ---------          ---------
         Total assets                                                $2,404,770         $1,409,705
                                                                     ==========         ==========

LIABILITIES
Contractholder funds                                                 $2,060,419         $1,340,925
Income taxes payable                                                        653              1,637
Deferred income taxes                                                     1,528              1,828
Net payable to affiliates                                                     -                255
Separate Accounts                                                       260,290              5,048
                                                                      ---------          ---------
         Total liabilities                                            2,322,890          1,349,693
                                                                      ---------          ---------

SHAREHOLDER'S EQUITY
Common stock, $500 par value, 4,200 shares authorized,
  issued, and outstanding                                                 2,100              2,100
Additional capital paid-in                                               69,641             49,641
Unrealized net capital gains                                              2,790              3,357
Retained income                                                           7,349              4,914
                                                                      ---------          ---------
         Total shareholder's equity                                      81,880             60,012
                                                                      ---------          ---------
         Total liabilities and shareholder's equity                  $2,404,770         $1,409,705
                                                                     ==========         ==========



See notes to financial statements.

                       GLENBROOK LIFE AND ANNUITY COMPANY
                            STATEMENTS OF OPERATIONS

                                                                             YEAR ENDED DECEMBER 31,
                                                                             -----------------------
($ in thousands)                                                           1996      1995       1994
                                                                          ------    ------     ------
REVENUES
Net investment income                                                    $3,774    $3,996      $2,017
Realized capital gains and losses                                             -       459           -
                                                                         ------    ------      ------


INCOME BEFORE INCOME TAX EXPENSE                                          3,774     4,455       2,017
INCOME TAX EXPENSE                                                        1,339     1,576         723
                                                                          -----     -----       -----

NET INCOME                                                               $2,435    $2,879      $1,294
                                                                         =======   =======     =======



See notes to financial statements.

                       GLENBROOK LIFE AND ANNUITY COMPANY
                       STATEMENTS OF SHAREHOLDER'S EQUITY



                                              YEAR ENDED DECEMBER 31,
                                              -----------------------
($ in thousands)                        1996            1995            1994
                                        ----            ----            ----
COMMON STOCK                        $     2,100       $    2,100      $   2,100
                                     ----------       ----------      ---------

ADDITIONAL CAPITAL PAID-IN
Balance, beginning of year               49,641           49,641          9,641
Capital contributions                    20,000                -         40,000
                                      ----------       ---------      ---------
Balance, end of year                     69,641           49,641         49,641
                                      ----------        ---------      ---------

UNREALIZED NET CAPITAL GAINS
Balance, beginning of year                3,357           (1,118)           693
Net (decrease) increase                    (567)           4,475         (1,811)
                                     ----------        ---------      ---------
Balance, end of year                      2,790            3,357         (1,118)
                                     ----------        ---------      ---------

RETAINED INCOME
Balance, beginning of year                4,914            2,035            741
Net income                                2,435            2,879          1,294
                                      ----------        ---------      ---------
Balance, end of year                      7,349            4,914          2,035
                                     ----------        ---------      ---------
     Total shareholder's equity      $   81,880        $  60,012      $  52,658
                                      =========        =========      =========




See notes to financial statements.

                       GLENBROOK LIFE AND ANNUITY COMPANY
                            STATEMENTS OF CASH FLOWS


                                                                                 YEAR ENDED DECEMBER 31,
                                                                                 -----------------------
($ in thousands)                                                        1996           1995            1994
                                                                     ----------     -----------     ------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                            $  2,435          $ 2,879         $ 1,294
Adjustments to reconcile net income to net cash
   provided by operating activities
      Change in deferred income taxes                                        4              (39)             71
      Realized capital gains and losses                                      -             (459)              -
      Changes in other operating assets and liabilities                   (510)           1,217            (251)
                                                                     -----------    ------------    ------------
        Net cash provided by operating activities                        1,929            3,598           1,114
                                                                     ----------     ------------    ------------


CASH FLOWS FROM INVESTING ACTIVITIES
Fixed income securities
   Proceeds from sales                                                       -           7,836                -
   Investment collections                                                2,891           1,568              649
   Investment purchases                                                 (5,667)         (1,491)         (42,729)
Participation in Separate Accounts                                        (232)        (10,069)               -
Change in short-term investments, net                                      815          (1,178)             667
                                                                     ----------    ------------        ---------
        Net cash used in investing activities                           (2,193)         (3,334)         (41,413)
                                                                     ----------    ------------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Capital contribution                                                         -               -           40,000
                                                                     ----------     -----------       ----------
        Net cash provided by financing activities                            -               -           40,000
                                                                     ----------     -----------       ----------


NET (DECREASE) INCREASE IN CASH                                           (264)            264             (299)
CASH AT BEGINNING OF YEAR                                                  264               -              299
                                                                     ----------      ----------        ---------
                                                                                             -
CASH AT END OF YEAR                                                  $       -       $     264        $       -
                                                                     ==========      ==========       ==========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Noncash financing activity:
    Capital contribution receivable from
       Allstate Life Insurance Company                               $  20,000       $       -        $       -
                                                                     ==========       =========       ==========



See notes to financial statements.

                      GLENBROOK LIFE AND ANNUITY COMPANY
                        NOTES TO FINANCIAL STATEMENTS
                               ($ IN THOUSANDS)


1.   GENERAL

BASIS OF PRESENTATION
The accompanying financial statements include the accounts of Glenbrook Life and Annuity Company (the "Company"), a wholly owned subsidiary of Allstate Life Insurance Company ("ALIC"), which is wholly owned by Allstate Insurance Company ("AIC"), a wholly owned subsidiary of The Allstate Corporation (the "Corporation"). On June 30, 1995, Sears, Roebuck and Co. ("Sears") distributed its 80.3% ownership in the Corporation to Sears common shareholders through a tax-free dividend (the "Distribution"). These financial statements have been prepared in conformity with generally accepted accounting principles.

To conform with the 1996 presentation, certain items in the prior years' financial statements and notes have been reclassified.

NATURE OF OPERATIONS
The Company markets interest-sensitive life insurance and various annuity products in the United States through banks and broker-dealers. Annuities include deferred annuities, such as variable annuities and fixed rate flexible premium annuities. The Company has entered into exclusive distribution arrangements with management investment companies to market its variable annuity contracts.

Annuity and life insurance contracts issued by the Company are subject to discretionary withdrawal or surrender by the contractholder, subject to applicable surrender charges. These contracts are reinsured with ALIC (see Note
3), which invests premiums and deposits to create cash flows that will fund future benefits and expenses. In order to support competitive credited rates, ALIC adheres to a basic philosophy of matching assets with related liabilities to limit interest rate risk, while maintaining adequate liquidity and a prudent and diversified level of credit risk.

The Company monitors economic and regulatory developments which have the potential to impact its business. There continues to be proposed federal legislation and regulation which would allow banks greater participation in securities and insurance businesses, which could present an increased level of competition for sales of the Company's annuity contracts. Furthermore, the market for deferred annuities and interest-sensitive life insurance is enhanced by the tax incentives available under current law. Any legislative changes which lessen these incentives are likely to negatively impact the market for these products.

The Company is authorized to sell life and annuity products in all states except New York, as well as the District of Columbia. The top geographic locations for statutory premiums earned are Florida, California, Pennsylvania, Michigan, Oregon, Texas and Georgia for the year ended December 31, 1996. No other jurisdiction accounted for more than 5% of statutory premiums. All premiums and contract charges are ceded to ALIC under reinsurance agreements.

                      GLENBROOK LIFE AND ANNUITY COMPANY
                        NOTES TO FINANCIAL STATEMENTS
                               ($ IN THOUSANDS)


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INVESTMENTS
Fixed income securities include bonds and mortgage-backed securities. All fixed income securities are carried at fair value and may be sold prior to their contractual maturity ("available for sale"). The difference between amortized cost and fair value, net of deferred income taxes, is reflected as a component of shareholder's equity. Provisions are recognized for declines in the value of fixed income securities that are other than temporary. Such writedowns are included in realized capital gains and losses.

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

RECOGNITION OF PREMIUM REVENUE AND CONTRACT CHARGES
Revenues on interest-sensitive life insurance contracts are comprised of contract charges and fees, and are recognized when assessed against the policyholder account balance. Revenues on annuities, which are considered investment contracts, include contract charges and fees for contract administration and surrenders. These revenues are recognized when levied against the contract balances.

REINSURANCE
The Company and ALIC entered into a reinsurance agreement effective on June 5, 1992. All business issued subsequent to that date is ceded to ALIC. Life insurance in force prior to that date is ceded to non-affiliated reinsurers. Contract charges and credited interest are ceded and shown net of such cessions in the statements of operations. Under the reinsurance agreement with ALIC, all premiums and deposits are transferred to ALIC. The amounts shown in the Company's statements of operations relate to the investment of those assets of the Company that are not transferred to ALIC under the reinsurance agreement. Reinsurance recoverable and contractholder funds are reported separately in the statements of financial position. The Company continues to have primary liability as the direct insurer for risks reinsured.

INCOME TAXES
The income tax provision is calculated under the liability method. Deferred tax assets and liabilities are recorded based on the difference between the financial statement and tax bases of assets and liabilities and the enacted tax regulations. Deferred income taxes also arise from unrealized capital gains or losses on fixed income securities carried at fair value.

                      GLENBROOK LIFE AND ANNUITY COMPANY
                        NOTES TO FINANCIAL STATEMENTS
                               ($ IN THOUSANDS)


SEPARATE ACCOUNTS
During 1995, the Company began issuing flexible premium deferred variable annuity contracts, the assets and liabilities of which are legally segregated and shown in the accompanying statements of financial position as assets and liabilities of the Separate Accounts (Glenbrook Life and Annuity Company Variable Annuity Account and Glenbrook Life and Annuity Company Separate Account
A), unit investment trusts registered with the Securities and Exchange
Commission.

Assets of the Separate Accounts, including the Company's ownership interest ("Participation"), are invested in funds of management investment companies and are carried at fair value. Unrealized gains and losses on the Company's Participation, net of deferred income taxes, is shown as a component of shareholder's equity. Investment income and realized capital gains and losses arising from the Participation are included in the Company's statements of operations. At December 31, 1996 and 1995, the Participation amounted to $12,130 and $10,530, respectively. The Company intends to liquidate its Participation during 1997.

Investment income and realized capital gains and losses of the Separate Accounts, other than the portion related to the Participation, accrue directly to the contractholders and, therefore, are not included in the accompanying statements of operations. Revenues to the Company from the Separate Accounts consist of contract maintenance fees, administrative fees and mortality and expense risk charges, which are ceded to ALIC.

CONTRACTHOLDER FUNDS
Contractholder funds arise from the issuance of individual or group contracts that include an investment component, including most annuities and interest-sensitive life insurance. Payments received are recorded as interest-bearing liabilities. Contractholder funds are equal to deposits received and interest credited to the benefit of the contractholder less withdrawals, mortality charges and administrative expenses. Credited interest rates on contractholder funds ranged from 3.15% to 7.45% for those contracts with fixed interest rates and from 4.25% to 7.90% for those with flexible rates during 1996.

USE OF ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

                      GLENBROOK LIFE AND ANNUITY COMPANY
                        NOTES TO FINANCIAL STATEMENTS
                               ($ IN THOUSANDS)

3.   RELATED PARTY TRANSACTIONS

REINSURANCE
Contract charges ceded to ALIC under reinsurance agreements were $4,254, $1,523 and $409 in 1996, 1995, and 1994, respectively. Credited interest, policy benefits and expenses ceded to ALIC amounted to $113,703, $71,905, and $26,177 in 1996, 1995, and 1994, respectively. Investment income earned on the assets which support contractholder funds is not included in the Company's financial statements as those assets are owned and managed by ALIC under the terms of the reinsurance agreements.

BUSINESS OPERATIONS
The Company utilizes services and business facilities owned or leased, and operated by AIC in conducting its business activities. The Company reimburses AIC for the operating expenses incurred by AIC on behalf of the Company. The cost to the Company is determined by various allocation methods and is primarily related to the level of services provided. Operating expenses, including compensation and retirement and other benefit programs, allocated to the Company were $759, $348 and $271 in 1996, 1995 and 1994, respectively. Of these costs, the Company retains investment related expenses. All other costs are ceded to ALIC under reinsurance agreements.

LAUGHLIN GROUP
Laughlin Group, Inc. ("Laughlin") is an indirect wholly owned subsidiary of ALIC. Laughlin markets certain of the Company's flexible premium deferred variable annuity contracts and flexible premium deferred fixed annuity contracts. Sales commissions paid to Laughlin and ceded to ALIC were $8,623 during 1996 and $3,439 subsequent to the Laughlin acquisition in September 1995. The Company had a receivable of $850 from Laughlin at December 31, 1996, which is included in net receivable from affiliates in the statements of financial position.

4.   INVESTMENTS

FAIR VALUES
The amortized cost, gross unrealized gains and losses and fair value for fixed income securities are as follows:

                                     AMORTIZED         GROSS UNREALIZED            FAIR
                                        COST         GAINS         (LOSSES)        VALUE
                                     ----------     ---------      ----------     ---------
     AT DECEMBER 31, 1996
     --------------------
     U.S. government and agencies    $  24,265      $   1,722      $      (3)      $ 25,984
     Corporate                           6,970             96            (15)         7,051
     Mortgage-backed securities         15,690            664              -         16,354
                                     ---------      ---------      ----------     ---------
        Total                        $  46,925      $   2,482      $     (18)     $  49,389
                                     =========      =========      =========       ========

     AT DECEMBER 31, 1995
     --------------------
     U.S. government and agencies    $  24,722       $  3,470      $       -       $ 28,192
     Corporate                           1,304            120              -          1,424
     Mortgage-backed securities         18,086          1,113              -         19,199
                                     ---------       ---------     ---------      ---------
        Total                        $  44,112       $  4,703      $       -      $  48,815
                                     =========       ========      =========      =========



                      GLENBROOK LIFE AND ANNUITY COMPANY
                        NOTES TO FINANCIAL STATEMENTS
                               ($ IN THOUSANDS)


SCHEDULED MATURITIES
The scheduled maturities for fixed income securities at December 31, 1996 are as follows:

                                                AMORTIZED               FAIR
                                                   COST                 VALUE
                                                ---------           -----------
     Due in one year or less                    $       -           $         -
     Due after one year through five years              -                     -
     Due after five years through ten years        22,395                23,325
     Due after ten years                            8,840                 9,710
                                                ---------            ----------
                                                   31,235                33,035
     Mortgage-backed securities                    15,690                16,354
                                                ---------            ----------
        Total                                   $  46,925            $   49,389
                                                =========             =========

Actual maturities may differ from those scheduled as a result of prepayments by the issuers.

NET INVESTMENT INCOME

                                              YEAR ENDED DECEMBER 31,
                                              -----------------------
                                        1996              1995            1994
                                       ------            ------          ------
Fixed income securities                $  3,478          $  3,850       $  1,984
Short-term                                  126               113             48
Participation in Separate Accounts          232                69              -
                                        -------            ------         ------
    Investment income, before expense     3,836             4,032          2,032
    Investment expense                       62                36             15
                                        -------            ------         ------
    Net investment income              $  3,774          $  3,996       $  2,017
                                       ========          ========       ========

PROCEEDS FROM SALES OF FIXED INCOME SECURITIES AND REALIZED CAPITAL GAINS There were no sales of investments in 1996 or 1994. In 1995, proceeds from sales of investments in fixed income securities were $7,836. These sales resulted in gross realized gains of $459 and related income taxes of $161.

UNREALIZED NET CAPITAL GAINS AND LOSSES
Unrealized net capital gains and losses on fixed income securities and the Company's participation in the Separate Accounts included in shareholder's equity at December 31, 1996 are as follows:

                                                                     UNREALIZED
                                    AMORTIZED          FAIR              NET
                                      COST            VALUE             GAINS
                                   -----------       ---------       ----------
Fixed income securities             $   46,925        $  49,389      $    2,464
Participation in Separate Accounts      10,301           12,130           1,829
                                     ---------         --------        --------
   Total                            $   57,226        $  61,519           4,293
                                     ==========        =========
Deferred income taxes                                                    (1,503)
                                                                       --------
Unrealized net capital gains                                          $   2,790
                                                                      =========

                      GLENBROOK LIFE AND ANNUITY COMPANY
                        NOTES TO FINANCIAL STATEMENTS
                               ($ IN THOUSANDS)


CHANGE IN UNREALIZED NET CAPITAL GAINS AND LOSSES

                                                            YEAR ENDED DECEMBER 31,
                                                           -----------------------
                                                    1996              1995             1994
                                                    ----              ----             ----
Fixed income securities                          $    (2,239)       $    6,423         $  (2,786)
Participation in Separate Accounts                     1,368               461                 -
Deferred income taxes                                    304            (2,409)              975
                                                   ---------         ---------           -------
Change in unrealized net capital gains and
  losses                                          $     (567)       $    4,475          $ (1,811)
                                                  ==========        ===========         ========

SECURITIES ON DEPOSIT
At December 31, 1996, fixed income securities with a carrying value of $9,105 were on deposit with regulatory authorities as required by law.


5.    FINANCIAL INSTRUMENTS

In the normal course of business, the Company invests in various financial assets and incurs various financial liabilities. The fair value estimates of financial instruments are not necessarily indicative of the amounts the Company might pay or receive in actual market transactions. Potential taxes and other transaction costs have not been considered in estimating fair value. The disclosures that follow do not reflect the fair value of the Company as a whole since a number of the Company's assets (including reinsurance recoverable) and liabilities (including deferred income taxes) are not considered financial instruments and are not carried at fair value. Other assets and liabilities considered financial instruments, including accrued investment income and cash, are generally of a short-term nature. It is assumed that their carrying value approximates fair value.

FINANCIAL ASSETS

                                                 AT DECEMBER 31,
                                                 ---------------
                                       1996                              1995
                                       ----                              ----
                            CARRYING             FAIR           CARRYING          FAIR
                             VALUE               VALUE           VALUE            VALUE
                          --------------      ----------     --------------    ----------

Fixed income securities   $   49,389        $   49,389       $  48,815       $  48,815
Short-term investments         1,287             1,287           2,102           2,102
Separate Accounts            272,420           272,420          15,578          15,578


Fair values for fixed income securities are based on quoted market prices. Short-term investments are highly liquid investments with maturities of less than one year whose carrying value approximates fair value. Assets of the Separate Accounts are carried in the statements of financial position at fair value.

                      GLENBROOK LIFE AND ANNUITY COMPANY
                        NOTES TO FINANCIAL STATEMENTS
                               ($ IN THOUSANDS)


FINANCIAL LIABILITIES

                                                       AT DECEMBER 31,
                                                      ---------------
                                            1996                              1995
                                            ----                              ----
                                 CARRYING             FAIR        CARRYING              FAIR
                                  VALUE               VALUE        VALUE                VALUE
                              --------------        ----------   --------------       -----------
Contractholder funds on
     investment contracts     $2,059,642        $1,949,329       $1,340,925        $1,282,248
Separate Accounts                260,290           260,290            5,048             5,048


The fair value of contractholder funds on investment contracts is based on the terms of the underlying contracts. Reserves on investment contracts with no stated maturities (single premium and flexible premium deferred annuities) are valued at the account balance less surrender charges. The fair value of immediate annuities and annuities without life contingencies with fixed terms is estimated using discounted cash flow calculations based on interest rates currently offered for contracts with similar terms and durations. Separate Account liabilities are carried at the fair value of the underlying assets.


6.  INCOME TAXES

The Company will file a separate federal income tax return and is not a party to any tax sharing agreements in the current tax year.

Prior to the Distribution, the Corporation and all of its domestic subsidiaries including the Company (the "Allstate Group") joined with Sears and its domestic business units (the "Sears Group") in the filing of a consolidated federal income tax return (the "Sears Tax Group") and were parties to a federal income tax allocation agreement (the "Tax Sharing Agreement"). Under the Tax Sharing Agreement, the Company, through the Corporation, paid to or received from the Sears Group the amount, if any, by which the Sears Tax Group's federal income tax liability was affected by virtue of inclusion of the Company in the consolidated federal income tax return. Effectively, this resulted in the Company's annual income tax provision being computed as if the Company filed a separate return, except that items such as net operating losses, capital losses or similar items, which might not be recognized in a separate return, were allocated according to the Tax Sharing Agreement.

The Allstate Group and Sears Group have entered into an agreement which governs their respective rights and obligations with respect to federal income taxes for all periods prior to the Distribution ("Consolidated Tax Years"). The agreement provides that all Consolidated Tax Years will continue to be governed by the Tax Sharing Agreement with respect to the Company's federal income tax liability.

The Company will be eligible for inclusion in the consolidated federal income tax return of the Corporation and its subsidiaries in 1997.

                      GLENBROOK LIFE AND ANNUITY COMPANY
                        NOTES TO FINANCIAL STATEMENTS
                               ($ IN THOUSANDS)

The components of the deferred income tax liability at December 31, 1996 and 1995 are as follows:

                                                                     AT DECEMBER 31,
                                                                     ---------------
                                                                   1996           1995
                                                                   ----           ----
    Unrealized net capital gains on fixed income securities       $ 1,503        $ 1,807
    Difference in tax bases of investments                             25             21
                                                                   ------         ------
       Total deferred liability                                   $ 1,528        $ 1,828
                                                                  =======        =======


The components of income tax expense are as follows:

                                              YEAR ENDED DECEMBER 31,
                                               -----------------------
                                         1996             1995          1994
                                         ----             ----          ----
    Current                             $ 1,335          $ 1,615       $    652
    Deferred                                  4              (39)            71
                                         ------           ------        -------
        Total income tax expense        $ 1,339          $ 1,576       $    723
                                        =======          =======       ========


The Company paid income taxes of $2,597, $874 and $57 in 1996, 1995 and 1994, respectively. The Company had income taxes payable of $653 and $1,637 at December 31, 1996 and 1995, respectively.


7.   STATUTORY FINANCIAL INFORMATION

The following tables reconcile net income and shareholder's equity as reported herein in conformity with generally accepted accounting principles with statutory net income and capital and surplus, determined in accordance with statutory accounting practices prescribed or permitted by insurance regulatory authorities:


                                                                        NET INCOME
                                                                        ----------
                                                                  YEAR ENDED DECEMBER 31,
                                                                  -----------------------
                                                             1996            1995           1994
                                                             ----            ----           ----
  Balance per generally accepted accounting principles
                                                         $    2,435       $   2,879      $   1,294
       Deferred income taxes                                      4             (39)            71
       Unrealized gain on participation in
          Separate Accounts                                   1,368               -              -
       Non-admitted assets and statutory reserves               (50)           (171)           (80)
                                                           --------        --------       --------
  Balance per statutory accounting practices              $   3,757       $   2,669      $   1,285
                                                          ==========       =========      =========



                      GLENBROOK LIFE AND ANNUITY COMPANY
                        NOTES TO FINANCIAL STATEMENTS
                               ($ IN THOUSANDS)

                                                                        SHAREHOLDER'S EQUITY
                                                                        --------------------
                                                                           AT DECEMBER 31,
                                                                           ---------------
                                                                        1996             1995
                                                                        ----             ----
       Balance per generally accepted accounting principles             $81,880           $60,012
              Deferred income taxes                                       1,528             1,828
              Unrealized gain/loss on fixed income securities            (2,464)           (4,703)
              Non-admitted assets and statutory reserves                 (3,751)           (1,419)
              Other                                                      (1,499)           (1,413)
                                                                         ------            ------
       Balance per statutory accounting practices                       $75,694           $54,305
                                                                        =======           ========

PERMITTED STATUTORY ACCOUNTING PRACTICES
The Company prepares its statutory financial statements in accordance with accounting principles and practices prescribed or permitted by the Illinois Department of Insurance. Prescribed statutory accounting practices include a variety of publications of the National Association of Insurance Commissioners, as well as state laws, regulations, and general administrative rules. Permitted statutory accounting practices encompass all accounting practices not so prescribed. The Company does not follow any permitted statutory accounting practices that have a material effect on statutory surplus or risk-based capital.

DIVIDENDS
The ability of the Company to pay dividends is dependent on business conditions, income, cash requirements of the Company and other relevant factors. The payment of shareholder dividends by insurance companies without the prior approval of the state insurance regulator is limited to formula amounts based on net income and capital and surplus, determined in accordance with statutory accounting practices, as well as the timing and amount of dividends paid in the preceding twelve months. The maximum amount of dividends that the Company can distribute during 1997 without prior approval of the Illinois Department of Insurance is $7,359.

                         GLENBROOK LIFE AND ANNUITY COMPANY
                              SCHEDULE IV--REINSURANCE
                                ($ IN THOUSANDS)

                                     GROSS                                 NET
YEAR ENDED DECEMBER 31, 1996        AMOUNT               CEDED           AMOUNT
----------------------------       ---------           ----------      -----------

Life insurance in force            $   2,436           $    2,436       $       -
                                   =========           ==========       ==========

Premiums and contract charges:
         Life and annuities        $   4,254           $    4,254       $       -
                                   =========           ==========       ==========



                                    GROSS                                  NET
YEAR ENDED DECEMBER 31, 1995       AMOUNT                CEDED           AMOUNT
----------------------------      ---------           ----------       -----------

Life insurance in force           $   1,250           $    1,250       $        -
                                  =========           ==========       ===========

Premiums and contract charges:
         Life and annuities       $   6,571           $    6,571       $        -
                                  =========           ==========       ===========



                                     GROSS                                NET
YEAR ENDED DECEMBER 31, 1994        AMOUNT               CEDED           AMOUNT
----------------------------      ---------            ---------      ------------

Life insurance in force          $   1,250           $    1,250       $          -
                                 =========           ==========       ============

Premiums and contract charges:
         Life and annuities      $     409           $      409       $          -
                                 =========           ==========       ============



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

          (2)  Financial Statement Schedules

                Schedule IV - Reinsurance       page 24

          (3)  Exhibits

               Financial Data Schedule

                                SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       GLENBROOK LIFE AND ANNUITY COMPANY

                                                       By    LOUIS G. LOWER, II
                                                             ------------------
                                                             Louis G. Lower, II
                                           Chief Executive Officer and Chairman
                                                  (Principal Executive Officer)

                                                       Date      March 27, 1997
                                                                 --------------

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                                                       By    LOUIS G. LOWER, II
                                                             ------------------
                                                             Louis G. Lower, II
                                           Chief Executive Officer and Chairman
                                                  (Principal Executive Officer)

                                                       Date      March 27, 1997
                                                                 --------------



                                                        By  KEITH A. HAUSCHILDT
                                                            -------------------
                                                            Keith A. Hauschildt
                                        Assistant Vice President and Controller
                                                     (Chief Accounting Officer)

                                                        Date    March 27, 1997
                                                                ----------------