Form 10-Q
period 1997-03-31
GLENBROOK LIFE & ANNUITY CO
filed 1997-05-15
CIK 945094

FORM 10-Q

                              UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C. 20549

The registrant meets the conditions set forth in General Instruction H(1)(a) and
(b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

[x]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 1997

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

Yes../X/..      No


     Indicate the number of shares of each of the issuer's classes of common stock, as of March 31, 1997; there were 4,200 shares of common capital stock outstanding, par value $500 per share all of which shares are held by Allstate Life Insurance Company.

                           PART I - FINANCIAL INFORMATION


Item  1.   FINANCIAL STATEMENTS

            Statements of Financial Position
            March 31, 1997(Unaudited) and December 31, 1996.... ..............3

            Statements of Operations
            Three Months Ended March 31, 1997 and
            March 31, 1996 (Unaudited)........................................4

            Statements of Cash Flows
            Three Months Ended March 31, 1997 and
                  March 31, 1996 (Unaudited)..................................5

            Notes to Financial Statements.....................................6

Item  2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS......................7

Item  3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT
              MARKET RISK*..................................................N/A


                           PART II - OTHER INFORMATION


Item 1.   LEGAL PROCEEDINGS...................................................9

Item 2.   CHANGES IN SECURITIES*............................................N/A

Item 3.   DEFAULTS UPON SENIOR SECURITIES*..................................N/A

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS*..............N/A

Item 5.   OTHER INFORMATION...................................................9

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K....................................9

SIGNATURE PAGE...............................................................10





*Omitted pursuant to General Instruction H(2) of Form 10Q.

GLENBROOK LIFE AND ANNUITY COMPANY
STATEMENTS OF FINANCIAL POSITION

                                                                                           March 31,         December 31,
($ in thousands)                                                                             1997               1996
                                                                                          ------------       -------------
                                                                                          (Unaudited)
ASSETS
Investments
   Fixed income securities, at fair value
     (amortized cost $67,393 and $46,925)                                                 $     67,704        $     49,389
   Short-term                                                                                    2,780               1,287
                                                                                          ------------        ------------
   Total investments                                                                            70,484              50,676

Reinsurance recoverable from Allstate Life Insurance Company                                 2,212,158           2,060,419
Net receivable from affiliates                                                                       -              19,206
Other assets                                                                                     2,509               2,049
Separate Accounts                                                                              343,099             272,420
                                                                                           -----------         -----------
         Total assets                                                                      $ 2,628,250         $ 2,404,770
                                                                                           ===========         ===========

LIABILITIES
Contractholder funds                                                                       $ 2,212,158         $ 2,060,419
Income taxes payable                                                                             1,167                 653
Deferred income taxes                                                                              771               1,528
Net payable to affiliates                                                                        1,953                   -
Separate Accounts                                                                              330,925             260,290
                                                                                           -----------         -----------
         Total liabilities                                                                   2,546,974           2,322,890

SHAREHOLDER'S EQUITY
 Common stock, $500 par value, 4,200 shares authorized,
   issued, and outstanding                                                                       2,100               2,100
Additional capital paid-in                                                                      69,641              69,641
Unrealized net capital gains                                                                     1,378               2,790
Retained income                                                                                  8,157               7,349
                                                                                           -----------         -----------
         Total shareholder's equity                                                             81,276              81,880
                                                                                           -----------         -----------
         Total liabilities and shareholder's equity                                        $ 2,628,250         $ 2,404,770
                                                                                           ===========         ===========



See notes to financial statements.

GLENBROOK LIFE AND ANNUITY COMPANY
STATEMENTS OF OPERATIONS



                                                    Three Months Ended
                                                         March 31,
                                                    -------------------

($ in thousands)                                   1997              1996
                                                   ----              ----
                                                        (Unaudited)
REVENUES
Net investment income                              $1,242            $  923
Realized capital gains and losses                       7                 -
                                                  -------           -------
INCOME BEFORE INCOME TAX EXPENSE                    1,249               923
INCOME TAX EXPENSE                                    441               329
                                                  -------           -------
NET INCOME                                          $ 808            $  594
                                                  =======           =======






See notes to financial statements.

GLENBROOK LIFE AND ANNUITY COMPANY
STATEMENTS OF CASH FLOWS


                                                            Three Months Ended
                                                                 March 31,
                                                            -------------------

($ in thousands)                                           1997               1996
                                                           ----               ----
                                                                 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                              $   808           $    594
Adjustments to reconcile net income to net cash
   provided by operating activities
      Change in deferred income taxes                         3                  3
      Realized capital gains and losses                      (7)                 -
      Changes in other operating assets and liabilities    1,212               (71)
                                                         -------            -------
        Net cash provided by operating activities          2,016                526
                                                         -------            -------

CASH FLOWS FROM INVESTING ACTIVITIES
Fixed income securities
   Investment collections                                    523                430
   Investment purchases                                  (20,981)                 -
Participation in Separate Accounts                           (65)               (52)
Change in short-term investments, net                     (1,493)            (1,168)
                                                         -------             ------
        Net cash used in investing activities            (22,016)              (790)
                                                         -------             ------

CASH FLOWS FROM FINANCING ACTIVITIES
Capital contribution                                      20,000                  -
                                                         -------             ------                                      -
         Net cash provided by financing activities        20,000                  -
                                                         -------             ------

NET DECREASE INCREASE IN CASH                                  -               (264)
CASH AT BEGINNING OF PERIOD                                    -                264
                                                         -------            -------
CASH AT END OF PERIOD                                    $     -            $     -
                                                         =======            =======



See notes to financial statements.

GLENBROOK LIFE AND ANNUITY COMPANY
NOTES TO FINANCIAL STATEMENTS
(Unaudited)



1.      Basis of Presentation

        The accompanying financial statements include the accounts of Glenbrook Life and Annuity Company (the "Company") a wholly owned subsidiary of Allstate Life Insurance Company ("ALIC"), which is wholly owned by Allstate Insurance Company, a wholly owned subsidiary of The Allstate Corporation.

        The statements of financial position as of March 31, 1997, the statements of operations for the three-month periods ended March 31, 1997 and 1996, and the statements of cash flows for the three-month periods then ended are unaudited. The interim financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Glenbrook Life and Annuity Company Annual Report on Form 10-K for 1996. The results of operations for the interim period should not be considered indicative of results to be expected for the full year.


2.      Reinsurance

        The Company and ALIC entered into a reinsurance agreement effective June 5, 1992. All business issued subsequent to that date is ceded to ALIC. Life insurance in force prior to that date is ceded to non-affiliated reinsurers. Contract charges and credited interest are ceded and shown net of such cessions in the statements of operations. Under the reinsurance agreement with ALIC, all premiums and deposits are transferred to ALIC. The amounts shown in the Company's statements of operations relate to the investment of those assets of the Company that are not transferred to ALIC under the reinsurance agreement. Reinsurance recoverable and contractholder funds are reported separately in the statements of financial position. The Company continues to have primary liability as the direct insurer for risks reinsured.

        Contract charges ceded to ALIC under reinsurance agreements were $2.1 million for the three-month period ended March 31, 1997 and $597 thousand for the three-month period ended March 31, 1996. Credited interest, policy benefits and expenses ceded to ALIC amounted to $37.6 million and $25.2 million for the three-month periods ended March 31, 1997 and 1996, respectively. Investment income earned on the assets which support contractholder funds is not included in the Company's financial statements as those assets are owned and managed by ALIC under the terms of reinsurance agreements.

GLENBROOK LIFE AND ANNUITY COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


      The following discussion highlights significant factors influencing results of operations and financial position of Glenbrook Life and Annuity Company (the "Company"). It should be read in conjunction with the financial statements and related notes thereto found under Items 7 and 8 of Part II of the Glenbrook Life and Annuity Company Annual Report on Form 10-K for the year ended December 31, 1996.

      The Company is wholly owned by Allstate Life Insurance Company ("ALIC"). The Company markets life insurance contracts and annuity products through banks and broker-dealers.

      The Company and ALIC entered into a reinsurance agreement effective on June 5, 1992. All business issued subsequent to that date is ceded to ALIC. Life insurance in force prior to that date is ceded to non-affiliated reinsurers. The Company's results of operations relate to the investment of those assets of the Company that are not transferred to ALIC under the reinsurance agreement.

      Separate Account assets and liabilities are carried at fair value in the statements of financial position. The Separate Account investment portfolios were initially funded with a $10.0 million seed money contribution from the Company in 1995. Investment income and realized gains and losses of the Separate Accounts, other than the portion related to the Company's participation, accrue directly to the contractholders (net of fees) and, therefore, are not included in the Company's statements of operations. The Company plans to liquidate the investment in the Separate Account during the second and third quarters of 1997.


Results of Operations
($ in thousands)

                                                       Three Months Ended
                                                            March 31,
                                                       --------------------
                                                     1997               1996
                                                     ----               ----
Net investment income                               $  1,242          $    923
                                                    ========          ========
Realized capital gains, after tax                   $      4          $      -
                                                    ========          ========
Net income                                          $    808          $    594
                                                    ========          ========
Total investments                                   $ 70,484          $ 50,676
                                                    ========          ========

      Net income increased $214 thousand or 36.0% for the first quarter of 1997 when compared to first quarter of 1996 primarily due to the increase in net investment income.

      Net investment income for the first quarter of 1997 increased 34.6% or $319 thousand to $1.2 million compared to $923 thousand for the first quarter of 1996. Increased investment income was the result of the higher base of investments primarily arising from a $20 million capital contribution received from ALIC in January, 1997.

GLENBROOK LIFE AND ANNUITY COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Financial Position
($ in thousands)

                                                March 31,           December 31,
                                                  1997                  1996
                                             ------------          -------------
          Total investments                  $     70,484          $     50,676
                                             ============          ============
          Separate Account assets            $    343,099          $    272,420
                                             ============          ============
          Contractholder funds               $  2,212,158          $  2,060,419
                                             ============          ============
          Reinsurance recoverable from ALIC  $  2,212,158          $  2,060,419
                                             ============          ============
          Separate Account liabilities       $    330,925          $    260,290
                                             ============          ============

      The Company's fixed income securities portfolio consists of publicly traded corporate bonds, mortgage-backed securities and U.S. government bonds. The Company generally holds its fixed income securities for the long term, but has classified all of these securities as available for sale to allow maximum flexibility in portfolio management. Total investments increased to $70.5 million at March 31, 1997 from $50.7 million at December 31, 1996. The increase in investments was primarily due to a $20.0 million capital infusion from ALIC in January which was partially offset by a decrease of $2.2 milion in the unrealized gains on fixed income securities. The decrease in the unrealized gain position is primarily attributable to rising interest rates on fixed income securities.

      All of the Company's fixed income securities portfolio is rated investment grade, with a National Association of Insurance Commissioners rating of 1 or 2 and a Moody's rating of Aaa, Aa, or A.

      During the first quarter of 1997, contractholder funds and amounts recoverable from ALIC under the reinsurance agreement increased by $151.7 million. The increases primarily resulted from sales of the Company's flexible premium deferred annuities, interest credited to contractholders, and sales of single premium life insurance policies, partially offset by surrenders, withdrawals and death benefits. Reinsurance recoverable from ALIC relates to contract benefit obligations ceded to ALIC.

      Separate Account assets increased by $70.7 million and Separate Account liabilities increased by $70.6 million as compared to December 31, 1996. The increases were attributable to increased sales of flexible premium deferred variable annuity contracts and the favorable investment performance of the Separate Account investment portfolios, partially offset by variable annuity contract charges, surrenders and withdrawals.


Liquidity and Capital Resources

      In January 1997, a $20.0 million capital contribution from ALIC was received, which was accrued at December 31, 1996.

       Under the terms of intercompany reinsurance agreements, assets of the Company that relate to insurance in force, excluding Separate Account assets, are transferred to ALIC, which maintains the investment portfolios supporting the Company's products. The Company continues to have primary liablity as a direct reinsurer for risks reinsured.


Pending Accounting Standards

        In January 1997, the Securities and Exchange Commission issued Financial Reporting Release No. 48 ("FRR 48") "Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments."

       Among other things, FRR 48 requires annual disclosure of quantitative and qualitative information about the market risk inherent in the Company's market risk sensitive instruments, including but not limited to, the Company's fixed income securities. The quantitative and qualitative disclosures are effective for the Company's year-end 1998 reporting, but recent Congressional events may ultimately impact the nature and effective date of FRR 48.

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


Item 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits required by Item 601 of Regulation S-K

      (2)    None
      (3)(i) Articles of Incorporation*
        (ii) By-laws*
      (4)    Glenbrook Life and Annuity Company Flexible Premium
             Deferred Annuity Contract and Application**
     (10) Reinsurance Agreement between Glenbrook Life and Annuity Company and Allstate Life
             Insurance Company*
     (11)    None
     (15)    None
     (18)    None
     (19)    None
     (22)    None
     (23)(a) Consent of Independent Public Accountants***
         (b) Consent of Attorneys****
     (24)    None
     (27)    Financial Data Schedule
     (99)    None

 (b) Reports on 8-K

            No reports on Form 8-K were filed during the first quarter of 1997.


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

***  Previously filed in Form S-1 Registration Statement No. 33-91916 dated May
1, 1997 and incorporated by reference. Previously filed in Form S-1 Registration
Statement No. 33-92842 dated April 1, 1997 and incorporated by reference.
Previously filed in Form S-1 Registration Statement No. 33-62193 dated April 1,
1997 and incorporated by reference. Previously filed in Form S-1 Registration
Statement No.333-00987 dated April 1, 1997 and incorporated by reference.

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


                              SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 14th day of May 1997.



                           GLENBROOK LIFE AND ANNUITY COMPANY

                                     (Registrant)


(SEAL)
Attest: /s/BRENDA D. SNEED            By: /s/MICHAEL J. VELOTTA
       ---------------------             ----------------------
       Brenda D. Sneed                   Michael J. Velotta
       Assistant Secretary and           Vice President, Secretary,
        Assistant General Counsel         General Counsel and Director




*LOUIS G. LOWER, II                  CHAIRMAN OF THE BOARD OF DIRECTORS
-----------------------               AND CHIEF EXECUTIVE OFFICER
 LOUIS G. LOWER, II                  (Principal Executive Officer)



/s/ KEITH A. HAUSCHILDT              ASSISTANT VICE PRESIDENT AND CONTROLLER
-----------------------              (Chief Accounting Officer)
    KEITH A. HAUSCHILDT








*/By Michael J. Velotta, pursuant to Power of Attorney previously filed.