Form 10-Q
period 1997-06-30
GLENBROOK LIFE & ANNUITY CO
filed 1997-08-14
CIK 945094

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

For the quarterly period ended: June 30, 1997

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

Yes../X/..      No


     Indicate the number of shares of each of the issuer's classes of common stock, as of June 30, 1997; there were 4,200 shares of common capital stock outstanding, par value $500 per share all of which shares are held by Allstate Life Insurance Company.

                           PART I - FINANCIAL INFORMATION


Item  1.   FINANCIAL STATEMENTS

            Statements of Financial Position
            June 30, 1997(Unaudited) and December 31, 1996.... ...............3

            Statements of Operations
            Three Months Ended June 30, 1997 and June 30, 1996 and Six Months
            Ended June 30, 1997 and June 30, 1996 (Unaudited).................4

            Statements of Cash Flows
            Six Months Ended June 30, 1997 and June 30, 1996 (Unaudited)......5

            Notes to Financial Statements (Unaudited).........................6

Item  2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS......................7

Item  3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT
           MARKET RISK*.....................................................N/A


                           PART II - OTHER INFORMATION


Item 1.   LEGAL PROCEEDINGS..................................................10

Item 2.   CHANGES IN SECURITIES*............................................N/A

Item 3.   DEFAULTS UPON SENIOR SECURITIES*..................................N/A

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS*..............N/A

Item 5.   OTHER INFORMATION..................................................10

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K...................................10

SIGNATURE PAGE...............................................................11





*Omitted pursuant to General Instruction H(2) of Form 10Q.

GLENBROOK LIFE AND ANNUITY COMPANY
STATEMENTS OF FINANCIAL POSITION


                                                                                           June 30,          December 31,
($ in thousands)                                                                             1997               1996
                                                                                           --------            -------
                                                                                          (Unaudited)
ASSETS
Investments
   Fixed income securities, at fair value
     (amortized cost $67,945 and $46,925)                                                 $     70,010        $     49,389
   Short-term                                                                                    2,534               1,287
                                                                                          ------------        ------------
   Total investments                                                                            72,544              50,676

Reinsurance recoverable from Allstate Life Insurance Company                                 2,375,759           2,060,419
Cash                                                                                               186                   -
Net receivable from affiliates                                                                   4,980              19,206
Other assets                                                                                     2,392               2,049
Separate Accounts                                                                              453,469             272,420
                                                                                          ------------        ------------
         Total assets                                                                       $2,909,330          $2,404,770
                                                                                          ============        ============

LIABILITIES
Contractholder funds                                                                        $2,375,759          $2,060,419
Income taxes payable                                                                             2,154                 653
Deferred income taxes                                                                            1,409               1,528
Separate Accounts                                                                              445,948             260,290
                                                                                          ------------         -----------
         Total liabilities                                                                  2,825,270            2,322,890
                                                                                          ------------         -----------

SHAREHOLDER'S EQUITY
Common stock, $500 par value, 4,200 shares authorized,
   issued, and outstanding                                                                       2,100               2,100
Additional capital paid-in                                                                      69,641              69,641
Unrealized net capital gains                                                                     2,559               2,790
Retained income                                                                                  9,760               7,349
                                                                                         -------------        ------------
         Total shareholder's equity                                                             84,060              81,880
                                                                                         -------------        ------------
         Total liabilities and shareholder's equity                                         $2,909,330          $2,404,770
                                                                                         =============        ============


See notes to financial statements.

GLENBROOK LIFE AND ANNUITY COMPANY
STATEMENTS OF OPERATIONS

                                                                  Three Months Ended                Six Months Ended
                                                                       June 30,                         June 30,
        ($ in thousands)                                        1997              1996           1997              1996
                                                              --------          --------       --------          --------
                                                                                       (Unaudited)
        REVENUES
        Net investment income                                   $1,292          $  941           $2,534            $1,864
        Realized capital gains and losses                        1,177               -            1,184                 -
                                                                ------          ------           ------            ------

        INCOME BEFORE INCOME TAX
           EXPENSE                                               2,469             941            3,718             1,864
        INCOME TAX EXPENSE                                         866             336            1,307               665
                                                                ------          ------           ------            ------
        NET INCOME                                              $1,603          $  605           $2,411            $1,199
                                                                ======          ======           ======            ======






See notes to financial statements.

GLENBROOK LIFE AND ANNUITY COMPANY
STATEMENTS OF CASH FLOWS



                                                                          Six Months Ended
                                                                               June 30,
                                                                               --------
($ in thousands)                                                      1997              1996
                                                                      ----              ----
                                                                             (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                           $  2,411            $  1,199
Adjustments to reconcile net income to net cash
   (used in) provided by operating activities
      Change in deferred income taxes                                       5                   7
      Realized capital gains and losses                                (1,184)                  -
      Changes in other operating assets and liabilities                (3,375)              3,012
                                                                       ------               -----
        Net cash (used in) provided by operating
             activities                                                (2,143)              4,218

CASH FLOWS FROM INVESTING ACTIVITIES
Fixed income securities
    Proceeds from sales                                                 1,405                   -
    Investment collections                                              1,091               1,389
    Investment purchases                                              (23,572)             (2,989)
Participation in Separate Accounts, net                                 4,652                (110)
Change in short-term investments, net                                  (1,247)                 32
                                                                      -------              ------
        Net cash used in investing activities                         (17,671)             (1,678)
                                                                      -------              ------
CASH FLOWS FROM FINANCING ACTIVITIES
Capital contribution                                                   20,000                   -
                                                                      -------              ------
         Net cash provided by financing activities                     20,000                   -
                                                                      -------              ------

NET INCREASE IN CASH                                                      186               2,540
CASH AT BEGINNING OF PERIOD                                                 -                 264
                                                                     --------            --------
CASH AT END OF PERIOD                                                $    186            $  2,804
                                                                     ========            ========



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

        The statements of financial position as of June 30, 1997, the statements of operations for the three-month and six-month periods ended June 30, 1997 and 1996, and the statements of cash flows for the six-month periods ended June 30, 1997 and 1996 are unaudited. The interim financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Glenbrook Life and Annuity Company Annual Report on Form 10K for 1996. The results of operations for the interim period should not be considered indicative of results to be expected for the full year.


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

        Premiums and contract charges ceded to ALIC under reinsurance agreements were $2.5 million and $1.0 million for the three-month periods ending June 30, 1997 and 1996, respectively and $4.6 million and $1.5 million for the six-month periods ended June 30, 1997 and 1996, respectively. Credited interest, policy benefits and expenses ceded to ALIC amounted to $41.4 million and $27.6 million for the three-month periods ended June 30, 1997 and 1996, respectively and $79.0 million and $52.8 million for the six-month periods ended June 30, 1997 and 1996, respectively. Investment income earned on the assets which support contractholder funds is not included in the Company's financial statements as those assets are owned and managed by ALIC under the terms of reinsurance agreements.

GLENBROOK LIFE AND ANNUITY COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion highlights significant factors influencing results of operations and financial position of Glenbrook Life and Annuity Company (the "Company"). It should be read in conjunction with the financial statements and related notes thereto found under Items 7 and 8 of Part II of the Glenbrook Life and Annuity Company Annual Report on Form 10K for the year ended December 31, 1996.

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

       Separate Account assets and liabilities are carried at fair value in the statements of financial position. Certain Separate Account investment portfolios were initially funded with a $10.0 million seed money contribution from the Company in 1995. Investment income and realized gains and losses of the Separate Accounts, other than the portion related to the Company's participation, accrue directly to the contractholders (net of fees) and, therefore, are not included in the Company's statements of operations. The Company withdrew $6.0 million of the Separate Account investment during the second quarter of 1997 realizing a pretax gain of $1.2 million. The Company plans to redeem the balance of the investment during the third quarter of 1997.

Results of Operations
---------------------
($ in thousands)

                                                    Three Months Ended                    Six Months Ended
                                                           June 30,                           June 30,
                                                  1997               1996              1997             1996
                                                --------           --------          --------         --------
Net investment income                           $  1,292           $    941          $  2,534         $  1,864
                                                ========           ========          ========         ========
Realized capital gains, after tax               $    766           $      -          $    770         $      -
                                                ========           ========          ========         ========
Net income                                      $  1,603           $    605          $  2,411         $  1,199
                                                ========           ========          ========         ========
Total investments                               $ 72,544           $ 49,414          $ 72,544         $ 49,414
                                                ========           ========          ========         ========



      Net income increased $1.0 million and $1.2 million for the three-month and six-month periods ended June 30, 1997, respectively. The increase in income is due to increased realized capital gains and increased net investment income.

GLENBROOK LIFE AND ANNUITY COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



      As a result of the reinsurance agreements, the Company's results of operations include only investment income earned on its investment portfolio. Net investment income increased $351 thousand and $670 thousand for the three-month and six-month periods ended June 1997, respectively. Increased investment income was the result of the higher investment balance primarily arising from a $20.0 million capital contribution received from ALIC in January 1997.

      Realized capital gains after tax, increased $766 thousand and $770 thousand for the three-month and six-month periods ended June 30, 1997, respectively. The realized capital gains are associated with the withdrawal of investment in Separate Account portfolios.


Financial Position
------------------
($ in thousands)
                                                                         June 30,        December 31,
                                                                           1997             1996
                                                                       -------------     ------------
          Total investments                                            $      72,544     $      50,676
                                                                       =============     =============
          Separate Account assets                                      $     453,469     $     272,420
                                                                       =============     =============
          Contractholder funds                                         $   2,375,759     $   2,060,419
                                                                       =============     =============
          Reinsurance recoverable from ALIC                            $   2,375,759     $   2,060,419
                                                                       =============     =============
          Separate Account liabilities                                 $     445,948     $     260,290
                                                                       =============     =============


      The Company's fixed income securities portfolio consists of publicly traded corporate bonds, mortgage-backed securities and U.S. government bonds. The Company generally holds its fixed income securities for the long term, but has classified all of these securities as available for sale to allow maximum flexibility in portfolio management. Total investments increased to $72.5 million at June 30, 1997 from $50.7 million at December 31, 1996. The increase in investments was primarily due to the $20.0 million capital contribution received from ALIC in January 1997 and the reinvestment of the funds withdrawn from the Separate Account offset in part by cash used for operating activities and a decrease of $399 thousand in the unrealized gains on fixed income securities. The decrease in the unrealized gain position is primarily attributable to the impact of rising interest rates on fixed income securities.

      All of the Company's fixed income securities portfolio is rated investment grade, with a National Association of Insurance Commissioners rating of 1 or 2 and a Moody's rating of Aaa, Aa, A, or Baa or a comparable Company internal rating.

      During 1997, contractholder funds and amounts recoverable from ALIC under the reinsurance agreement increased by $315.3 million. The increase resulted primarily from increased sales of flexible premium deferred annuities, interest credited to contractholders, and sales of single premium life insurance policies, partially offset by higher surrenders, withdrawals and death benefits. Reinsurance recoverable from ALIC relates to contract benefit obligations ceded to ALIC.

      The increases in Separate Account assets and liabilities were attributable to increased sales of flexible premium deferred variable annuity contracts and the favorable investment performance of the Separate Account investment portfolios, partially offset by variable annuity contract charges, surrenders and withdrawals. The increase in Separate Account assets was also offset in part by a decrease of $6.0 million due to the withdrawal of the investment in the Separate Account investment funds.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

      In January 1997, a $20.0 million capital contribution from ALIC was received, which was accrued at December 31, 1996.

       Under the terms of intercompany reinsurance agreements, premiums and deposits excluding those related to Separate Accounts, are transferred to ALIC, which maintains the investment portfolios supporting the Company's products. The Company continues to have primary liability as a direct reinsurer for risks reinsured.


PENDING ACCOUNTING STANDARDS
----------------------------

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

        Effective in the second quarter of 1997, FRR 48 requires additional disclosures in the footnotes to the financial statements about the Company's accounting policies for derivative financial instruments. The Company substantially adopted this requirement at December 31, 1996. In addition, FRR 48 requires annual disclosure of quantitative and qualitative information about the market risk inherent in the Company's market risk sensitive instruments, including but not limited to, equity and fixed income securities and derivative financial instruments. The quantitative and qualitative disclosures are effective for the Company's year-end 1997 reporting.

        In June 1997, the Financial Accounting Standards Board issued SFAS No. 130 "Reporting Comprehensive Income" and SFAS No. 131 "Disclosures About Segments of an Enterprise and Related Information."

        SFAS No. 130 requires the presentation of comprehensive income in the financial statements. Comprehensive income is a measurement of all changes in equity that result from transactions and other economic events other than transactions with stockholders. The requirements of this statement will be adopted in January 1998.

        SFAS No. 131 redefines how segments are determined and requires additional segment disclosures for both annual and quarterly reporting. Under this statement, segments are determined using the management approach for financial statement reporting. The management approach is how an enterprise makes operating decisions and assesses performance of its businesses. The requirements of this statement will be adopted in December 1998.

FORWARD-LOOKING STATEMENTS
--------------------------

        The statements contained in this Management's Discussion and Analysis that are not historical information are forward-looking statements that are based on management's estimates, assumptions and projections. The Private Securities Litigation Reform Act of 1995 provides a safe harbor under The Securities Act of 1933 and The Securities Exchange Act of 1934 for forward-looking statements.

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

 (b) Reports on 8-K

            No reports on Form 8-K were filed during the second quarter of 1997.


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


                              SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 11th day of August 1997.



                           GLENBROOK LIFE AND ANNUITY COMPANY

                                     (Registrant)





 /s/LOUIS G. LOWER, II                   CHAIRMAN OF THE BOARD OF DIRECTORS
-------------------------------            AND CHIEF EXECUTIVE OFFICER
    LOUIS G. LOWER, II                   (Principal Executive Officer)









/s/KEITH A. HAUSCHILDT                 ASSISTANT VICE PRESIDENT AND CONTROLLER
-------------------------------                  (Chief Accounting Officer)
   KEITH A. HAUSCHILDT