Form 10-Q
period 1997-09-30
GLENBROOK LIFE & ANNUITY CO
filed 1997-11-13
CIK 945094

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

For the quarterly period ended: September 30, 1997

                              OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934


Commission file number: 33-62193
                        33-91916
                        33-92842
                       333-00987
                       333-07275


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

Yes../X/..      No


     Indicate the number of shares of each of the issuer's classes of common stock, as of September 30, 1997; there were 4,200 shares of common capital stock outstanding, par value $500 per share all of which shares are held by Allstate Life Insurance Company.

                           PART I - FINANCIAL INFORMATION


Item  1.   FINANCIAL STATEMENTS

            Statements of Financial Position
            September 30, 1997(Unaudited) and December 31, 1996...............3

            Statements of Operations
            Three Months Ended September 30, 1997 and September 30, 1996 and Nine Months Ended September 30, 1997 and
            September 30, 1996 (Unaudited)....................................4

            Statements of Cash Flows
            Nine Months Ended September 30, 1997 and
            September 30, 1996 (Unaudited)....................................5

            Notes to Financial Statements (Unaudited).........................6

Item  2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS......................7

Item  3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT
           MARKET RISK*.....................................................N/A


                           PART II - OTHER INFORMATION


Item 1.   LEGAL PROCEEDINGS..................................................11

Item 2.   CHANGES IN SECURITIES*............................................N/A

Item 3.   DEFAULTS UPON SENIOR SECURITIES*..................................N/A

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS*..............N/A

Item 5.   OTHER INFORMATION..................................................11

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K...................................11

SIGNATURE PAGE...............................................................12





*Omitted pursuant to General Instruction H(2) of Form 10Q.

GLENBROOK LIFE AND ANNUITY COMPANY
STATEMENTS OF FINANCIAL POSITION


                                                                                        September 30,         December 31,
($ in thousands)                                                                            1997                  1996
                                                                                          --------              --------
                                                                                        (Unaudited)

ASSETS
Investments
   Fixed income securities, at fair value
     (amortized cost $69,502 and $46,925)                                                   $   73,108           $   49,389
   Short-term                                                                                    2,342                1,287
                                                                                            ----------           ----------
   Total investments                                                                            75,450               50,676

Reinsurance recoverable from Allstate Life Insurance Company                                 2,511,208            2,060,419
Net receivable from affiliates                                                                  12,628               19,206
Other assets                                                                                     2,532                2,049
Separate Accounts                                                                              560,966              272,420
                                                                                            ----------           ----------
         Total assets                                                                       $3,162,784           $2,404,770
                                                                                            ==========           ==========

LIABILITIES
Contractholder funds                                                                        $2,511,208           $2,060,419
Income taxes payable                                                                             3,494                  653
Deferred income taxes                                                                            1,336                1,528
Separate Accounts                                                                              560,597              260,290
                                                                                            ----------           ----------
         Total liabilities                                                                   3,076,635            2,322,890
                                                                                            ----------           ----------

SHAREHOLDER'S EQUITY
 Common stock, $500 par value, 4,200 shares authorized,
   issued, and outstanding                                                                       2,100                2,100
Additional capital paid-in                                                                      69,641               69,641
Unrealized net capital gains                                                                     2,424                2,790
Retained income                                                                                 11,984                7,349
                                                                                            ----------           ----------
         Total shareholder's equity                                                             86,149               81,880
                                                                                            ----------           ----------
         Total liabilities and shareholder's equity                                         $3,162,784           $2,404,770
                                                                                            ==========           ==========




See notes to financial statements.

GLENBROOK LIFE AND ANNUITY COMPANY
STATEMENTS OF OPERATIONS


                                                                  Three Months Ended                 Nine Months Ended
                                                                    September 30,                      September 30,
                                                                    -------------                      -------------
($ in thousands)                                                   1997         1996                 1997         1996
                                                                 --------      -------              ------       ------
                                                                                       (Unaudited)

REVENUES
Net investment income                                           $  1,304      $    996            $  3,838     $  2,860
Realized capital gains and losses                                  2,121             -               3,305            -
                                                                --------      --------            --------     --------

INCOME BEFORE INCOME TAX
     EXPENSE                                                       3,425           996               7,143        2,860
INCOME TAX EXPENSE                                                 1,201           348               2,508        1,013
                                                                --------      --------            --------     --------

NET INCOME                                                      $  2,224      $    648            $  4,635     $  1,847
                                                                ========      ========            ========     ========




See notes to financial statements.

GLENBROOK LIFE AND ANNUITY COMPANY
STATEMENTS OF CASH FLOWS

                                                                                  Nine Months Ended
                                                                                    September 30,
                                                                                    -------------
($ in thousands)                                                              1997                1996
                                                                            -------              -------
                                                                                     (Unaudited)


CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                   $   4,635            $  1,847
Adjustments to reconcile net income to net cash
   (used in) provided by operating activities
      Change in deferred income taxes                                                5                   3
      Realized capital gains and losses                                         (3,305)                  -
      Changes in other operating assets and liabilities                         (7,707)              2,510
                                                                             ---------            --------
        Net cash (used in) provided by operating
             activities                                                         (6,372)              4,360
                                                                             ---------            --------

CASH FLOWS FROM INVESTING ACTIVITIES
Fixed income securities
    Proceeds from sales                                                          1,405                   -
    Investment collections                                                       1,508               2,288
    Investment purchases                                                       (25,542)             (3,785)

Participation in Separate Accounts, net                                         10,056                (208)
Change in short-term investments, net                                           (1,055)               (605)
                                                                             ---------            --------
        Net cash used in investing activities                                  (13,628)             (2,310)
                                                                             ---------            --------

CASH FLOWS FROM FINANCING ACTIVITIES
Capital contribution                                                            20,000                  -
                                                                             ---------            --------
         Net cash provided by financing activities                              20,000                   -
                                                                             ---------            --------

NET INCREASE IN CASH                                                                 -               2,050
CASH AT BEGINNING OF PERIOD                                                          -                 264
                                                                             ---------            --------
CASH AT END OF PERIOD                                                        $       -            $  2,314
                                                                             =========            ========




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

        The statements of financial position as of September 30, 1997, the statements of operations for the three-month and nine-month periods ended September 30, 1997 and 1996, and the statements of cash flows for the nine-month periods ended September 30, 1997 and 1996 are unaudited. The interim financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Glenbrook Life and Annuity Company Annual Report on Form 10K for 1996. The results of operations for the interim period should not be considered indicative of results to be expected for the full year.

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

        Investment income earned on the assets which support contractholder funds is not included in the Company's financial statements as those assets are owned and managed by ALIC under the terms of reinsurance agreements. The following amounts were ceded to ALIC under reinsurance agreements.

                                                           Three Months Ended                 Nine Months Ended
                                                             September 30,                      September 30,
                                                             -------------                      -------------
           ($ in thousands)                             1997             1996              1997             1996
                                                        -----            -----             -----            ----

           Premium and contract charges               $   3,072        $ 1,136          $    7,692        $ 2,616

           Credited interest, policy
              benefits and expenses                    $ 44,967        $ 30,999           $124,030        $ 82,967



MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 2

                      GLENBROOK LIFE AND ANNUITY COMPANY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


      The following discussion highlights significant factors influencing results of operations and financial position of Glenbrook Life and Annuity Company (the "Company"). It should be read in conjunction with the financial statements and related notes thereto found under Items 7 and 8 of Part II of the Glenbrook Life and Annuity Company Annual Report on Form 10K.

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

       Separate Account assets and liabilities are carried at fair value in the statements of financial position. Certain Separate Account investment portfolios were initially funded with a $10.0 million seed money contribution from the Company in 1995. Investment income and realized gains and losses of the Separate Accounts, other than the portion related to the Company's participation, accrue directly to the contractholders (net of fees) and, therefore, are not included in the Company's statements of operations. The Company withdrew $7.6 million and $13.6 million of the Separate Account investment during the three-month and nine-month periods ended September 30, 1997, respectively. The Company realized a pretax realized capital gain of $2.1 million and $3.3 million on the withdrawal for the three-month and nine-month periods, ended September 30, 1997, respectively.

Results of Operations
---------------------
($ in thousands)

                                                    Three Months Ended                     Nine Months Ended
                                                       September 30,                         September 30,
                                                       -------------                         ------------
                                                   1997                1996               1997             1996
                                                 --------           ---------          --------         ---------

Net investment income                            $  1,304           $     996          $  3,838         $   2,860
                                                 ========           =========          ========         =========
Realized capital gains, after tax                $  1,379           $       -          $  2,148         $       -
                                                 ========           =========          ========         =========

Net income                                       $  2,224           $     648          $  4,635         $   1,847
                                                 ========           =========          ========         =========
Total investments                                $ 75,450           $  49,971          $ 75,450         $  49,971
                                                 ========           =========          ========         =========



      Net income increased $1.6 million and $2.8 million for the three-month and nine-month periods ended September 30, 1997, respectively. The increase in net income is due to increased realized capital gains and increased net investment income.

      As a result of the reinsurance agreements, the Company's results of operations include only investment income earned on its investment portfolio. Net investment income increased $308 thousand and $978 thousand for the three-month and nine-month periods ended September 30, 1997, respectively when compared to the same periods in 1996. Increased investment income was the result of the higher investment balance primarily arising from a $20.0 million capital contribution received from ALIC in January 1997.

      Realized capital gains after tax, increased $1.4 million and $2.1 million for the three-month and nine-month periods ended September 30, 1997, respectively when compared to the same periods in 1996. The realized capital gains are associated with the withdrawal of investment in Separate Account portfolios.


Financial Position
------------------
($ in thousands)

                                                                       September 30,            December 31,
                                                                             1997                   1996
                                                                       --------------           ------------

          Total investments                                             $      75,450           $     50,676
                                                                        =============           ============
          Reinsurance recoverable from ALIC                             $   2,511,208           $  2,060,419
                                                                        =============           ============
          Separate Account assets                                       $     560,966           $    272,420
                                                                        =============           ============
          Contractholder funds                                          $   2,511,208           $  2,060,419
                                                                        =============           ============
          Separate Account liabilities                                  $     560,597           $    260,290
                                                                        =============           ============


      The Company's fixed income securities portfolio consists of publicly traded corporate bonds, mortgage-backed securities and U.S. government bonds. The Company generally holds its fixed income securities for the long term, but has classified all of these securities as available for sale to allow maximum flexibility in portfolio management. Total investments increased to $75.5 million at September 30, 1997 from $50.7 million at December 31, 1996. The increase in investments was primarily due to the $20.0 million capital contribution received from ALIC in January 1997, reinvestment of interest from the current portfolio and an increase in the unrealized gain position. At September 30, 1997, net unrealized capital gains on fixed income securities totaled $3.6 million compared to $2.5 million as of December 31, 1996. The increase in the unrealized gain position is primarily attributable to the impact of lower interest rates on fixed income securities.

      All of the Company's fixed income securities portfolio is rated investment grade, with a National Association of Insurance Commissioners rating of 1 or 2 and a Moody's rating of Aaa, Aa, A, or Baa or a comparable Company internal rating.

      Contractholder funds and amounts recoverable from ALIC under the reinsurance agreement increased by $450.8 million in the first nine months of 1997. The increase resulted primarily from increased sales of flexible premium deferred annuities, interest credited to contractholders, and sales of single premium life insurance policies, partially offset by higher surrenders, withdrawals and death benefits. Reinsurance recoverable from ALIC relates to contract benefit obligations ceded to ALIC.

      The increase in Separate Account assets and liabilities in 1997 was attributable to increased sales of flexible premium deferred variable annuity contracts and the favorable investment performance of the Separate Account investment portfolios, partially offset by variable annuity contract charges, surrenders and withdrawals. The increase in Separate Account assets was also offset in part by a decrease of $13.6 million due to the withdrawal of the seed money from the Separate Account investment funds.


Liquidity and Capital Resources
-------------------------------

      In January 1997, a $20.0 million capital contribution that was accrued at December 31, 1996 was received from ALIC.

       Under the terms of intercompany reinsurance agreements, premiums and deposits, net of benefits and expenses excluding those related to Separate Accounts, are transferred to ALIC, which maintains the investment portfolios supporting the Company's products. The Company continues to have primary liability as a direct reinsurer for risks reinsured.


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

        In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 130 "Reporting Comprehensive Income" and SFAS No. 131 "Disclosures About Segments of an Enterprise and Related Information."

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

 (b) Reports on 8-K

            No reports on Form 8-K were filed during the third quarter of 1997.


* Previously filed in Form S-1 Registration Statement No.333-07275 dated June
28, 1996 and incorporated by reference.

**   Previously filed in Form S-1 Registration Statement No. 33-91916 dated May
4, 1995 and incorporated by reference.  Previously filed in Form S-1
Registration Statement No. 33-92842 dated May 30, 1995 and incorporated by reference. Previously filed in Form N-4 Registration Statement No. 33-62203 dated November 21, 1995 and incorporated by reference.  Previously filed in
Form N-4 Registration Statement No.333-00999 dated August 23, 1996 and incorporated by reference. Previously filed in Form S-1 Registration
Statement No. 333-07275 dated May 16, 1997 and incorporated by reference.

***  Previously filed in Form S-1 Registration Statement No. 33-91916 dated May
1, 1997 and incorporated by reference. Previously filed in Form S-1 Registration
Statement No. 33-92842 dated April 1, 1997 and incorporated by reference.
Previously filed in Form S-1 Registration Statement No. 33-62193 dated April 1,
1997 and incorporated by reference. Previously filed in Form S-1 Registration
Statement No.333-00987 dated April 1, 1997 and incorporated by reference.
Previously filed in Form S-1 Registration Statement No. 333-07275 dated June
28, 1996 and incorporated by reference.

**** Previously filed in Pre-Effective Amendment No. 1 of Form N-4 Registration
Statement No. 33-91914 dated September 15, 1995 and incorporated by reference.
Previously filed in Form S-1 Registration Statement No. 33-92842 dated August 24,
1995 and incorporated by reference.  Previously filed in Form S-1 Registration
Statement No. 33-62193 dated November 22, 1995 and incorporated by reference.
Previously filed in Form S-1 Registration Statement No.333-00987 dated August 23,
1996 and incorporated by reference  Previously filed in Form S-1 Registration
Statement No. 333-07275 dated April 1, 1997 and incorporated by reference.


                                  -11

                              SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 11th day of November 1997.



                           GLENBROOK LIFE AND ANNUITY COMPANY

                                     (Registrant)





/S/ LOUIS G. LOWER                       CHAIRMAN OF THE BOARD OF DIRECTORS
--------------------------------            AND CHIEF EXECUTIVE OFFICER
    LOUIS G. LOWER, II                   (Principal Executive Officer)









/S/ KEITH A. HAUSCHILDT              ASSISTANT VICE PRESIDENT AND CONTROLLER
--------------------------------          (Chief Accounting Officer)
   KEITH A. HAUSCHILDT