Form 10-K
period 1997-12-31
GLENBROOK LIFE & ANNUITY CO
filed 1998-03-31
CIK 945094

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

For fiscal year ended December 31, 1997     Commission file numbers: 033-62193
                      -----------------                              ---------
                                                                     033-91916
                                                                     ---------
                                                                     033-92842
                                                                     ---------
                                                                     333-00987
                                                                     ---------
                                                                     333-07275
                                                                     ---------

                          GLENBROOK LIFE AND ANNUITY COMPANY
               (Exact name of registrant as specified in its charter)


         ILLINOIS                                                35-1113325
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
      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      As of December 31, 1997, there were 4,200 shares of common capital stock outstanding, par value $500 per share all of which shares are held by Allstate Life Insurance Company.

                      GLENBROOK  LIFE  AND  ANNUITY   COMPANY
          (A wholly owned subsidiary of Allstate Life Insurance Company)

                    Annual Report for 1997 On Form 10-K

                           TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
                                   PART I

ITEM 1.     Business**....................................................... 3
ITEM 2.     Properties**..................................................... 4
ITEM 3.     Legal Proceedings................................................ 4
ITEM 4.     Submission of Matters to a Vote of Security Holders*........... N/A

                                   PART II

ITEM 5.     Market for Registrant's Common Equity and
            Related Stockholder Matters...................................... 5
ITEM 6.     Selected Financial Data*....................................... N/A
ITEM 7.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations........................................ 6
ITEM 7A.    Quantitative and Qualitative Disclosures About
            Market Risk......................................................11
ITEM 8.     Financial Statements and Supplemental Data.......................11
ITEM 9.     Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosure............................................N/A

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

                                   PART IV

ITEM 14.    Exhibits, Financial Statement Schedules, and
            Reports on Form 8-K............................................F-16

Index to Financial Statement Schedules.......................................11
Signatures...................................................................12

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

         Glenbrook Life is a wholly owned subsidiary of Allstate Life Insurance Company ("ALIC"), a stock life insurance company incorporated under the laws of Illinois. Allstate Life is a wholly owned subsidiary of Allstate Insurance Company ("AIC"), a stock property-liability insurance company incorporated under the laws of Illinois. With the exception of directors' qualifying shares, all of the outstanding capital stock of Allstate is owned by The Allstate Corporation ("Corporation"). On June 30, 1995, Sears, Roebuck and Co. ("Sears") distributed its 80.3% ownership in the Corporation to Sears common shareholders through a tax-free dividend.

         Glenbrook Life's operations consist of one business segment which is the sale of life insurance and annuity products.

         Glenbrook Life and ALIC entered into reinsurance agreements, effective June 5, 1992, under which Glenbrook Life reinsures substantially all of its business with ALIC. Under the agreements, purchase payments under all general account contracts are transferred to ALIC and become invested with the assets of ALIC, and ALIC accepts 100% of the liability under such contracts. However, the obligations of ALIC under the reinsurance agreement are to the Company. In addition, assets of the Company that relate to insurance in-force excluding separate account assets are transferred to ALIC. Therefore, the funds necessary to support the operations of the Company are provided by ALIC and the Company is not required to obtain additional capital to support in-force or future business.

         Under the Company's reinsurance agreements with ALIC, the Company reinsures all reserve liabilities with ALIC except for variable contracts. The Company's variable contract assets and liabilities are held in legally-segregated, unitized separate accounts and are retained by the Company. However, the transactions related to such variable contracts such as premiums, expenses and benefits are transferred to ALIC.

         Glenbrook Life's and ALIC's general account assets must be invested in accordance with applicable state laws. These laws govern the nature and quality of investments that may be made by life insurance companies and the percentage of their assets that may be committed to any particular type of investment. Of ALIC's consolidated invested assets of $29,759 million on December 31, 1997, 84.4% was invested in fixed income securities, 2.9% in equities, 9.8% in mortgage loans, and 2.9% in real estate, short-term and other investments.

         Glenbrook Life is engaged in a business that is highly competitive because of the large number of stock and mutual life insurance companies and other entities competing in the sale of insurance and annuities. There are approximately 1,700 stock, mutual and other types of insurers in business in the United States. Several independent rating agencies regularly evaluate life insurer's claims paying ability, quality of investments and overall stability. A.M. Best Company assigns A+(Superior) to ALIC which automatically reinsures all net business of Glenbrook Life. A.M. Best Company also assigns Glenbrook Life the rating of A+(r) because Glenbrook Life automatically reinsures all business with ALIC. Standard & Poor's Insurance Rating Services assigns AA+(Excellent) to the Company's claims-paying ability and Moody's Investors Service assigns an Aa2 (excellent) financial strength rating to the Company. Glenbrook Life shares the same ratings of its parent, ALIC.

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

         Glenbrook Life is regulated by the Securities and Exchange Commission ("SEC") as an issuer of registered products. The SEC also regulates certain Glenbrook Life Separate Accounts which issue variable life contracts or, together with the Company, issue variable annuity contracts.

ITEM 2.  PROPERTIES

         Glenbrook Life occupies office space provided by AIC, in Northbrook, Illinois. Expenses associated with these offices are allocated on a direct and indirect basis to Glenbrook Life.

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

                                 PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         All of the Company's outstanding shares are owned by its parent, ALIC. ALIC's outstanding shares are owned by AIC. With the exception of director's qualifying shares, all of the outstanding capital stock of AIC is owned by The Corporation. On June 30, 1995, Sears distributed its 80.3% ownership in the Corporation to Sears common shareholders through a tax free dividend.

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

         The Company, a wholly owned subsidiary of Allstate Life Insurance Company ("ALIC"), which is wholly owned by Allstate Insurance Company ("AIC"), a wholly owned subsidiary of The Allstate Corporation, markets life insurance and annuity products through banks and broker-dealers.

         The Company issues flexible premium deferred variable annuity contracts and variable life policies, the assets and liabilities of which are legally segregated and reflected as Separate Account assets and liabilities. Separate Account assets and liabilities are carried at fair value in the statements of financial position. Certain of the Separate Account investment portfolios were initially funded with a $10.0 million seed money contribution from the Company in 1995. During 1997, the Company liquidated its funding in the Separate Account investment portfolios. Investment income and realized gains and losses of the Separate Accounts, other than the portion related to the Company's participation, accrue directly to the contractholders (net of fees) and, therefore, are not included in the Company's statements of operations.

Results of Operations
---------------------
($ in thousands)

                                                                 1997                1996              1995
                                                                 ----                ----              ----

       Net investment income                                    $ 5,304             $ 3,774           $ 3,996
                                                                =======             =======           =======
       Realized capital gains and losses, after-tax             $ 2,249             $     -           $   298
                                                                =======             =======           =======
       Net income                                               $ 5,686             $ 2,435           $ 2,879
                                                                =======             =======           =======
       Investments                                              $90,474             $50,676           $50,917
                                                                =======             =======           =======

         The Company and ALIC entered into a reinsurance agreement effective June 5, 1992. All business issued subsequent to that date is ceded to ALIC. Life insurance in force prior to that date is ceded to non-affiliated reinsurers. The Company's results of operations include only investment income and realized capital gains and losses earned on the assets of the Company that are not transferred to ALIC under the reinsurance agreement.

         Net income increased $3.3 million in 1997 due to realized capital gains arising primarily from the withdrawal of the seed money from the Separate Account and the increase in net investment income. The $444 thousand decrease in net income in 1996 reflects the decrease in net investment income and realized capital gains.

         Pretax net investment income in 1997 increased 40.5%, or $1.5 million, to $5.3 million compared to $3.8 million in 1996. This higher net investment income was caused by a significant increase in the level of investments primarily arising from a $20.0 million capital contribution received from ALIC in January 1997 and the liquidation of the Company's seed money investment in the Separate Account, partially offset by an increase in investment expenses. Net investment income decreased $222 thousand in 1996 due to the impact of the Company's $10.0 million original investment in the variable funds of the Separate Account, whose assets are invested predominantly in equity securities. The dividend yield on the variable funds is significantly below the level of interest earned on fixed income securities in which the $10.0 million was invested prior to the fourth quarter of 1995. This decrease in income was partially offset by additional investment income earned on the higher investment balances arising from positive cash flows from operating activities in 1996.

         Realized capital gains after tax of $2.2 million in 1997 were associated primarily with the withdrawal of the investment in Separate Account portfolios. Realized capital gains after tax of $298 thousand in 1995 were the result of sales of investments to fund the Company's participation in the Separate Accounts.

Financial Position
------------------
($ in thousands)

                                                                        1997            1996
                                                                   ------------      -----------

                 Fixed income securities (1)                       $     86,243      $    49,389
                 Short-term investments                                   4,231            1,287
                                                                   ------------      -----------
                       Total investments                           $     90,474      $    50,676
                                                                   ============      ===========
                 Reinsurance recoverable from ALIC                 $  2,637,983      $ 2,060,419
                                                                   ============      ===========
                 Separate Account assets                           $    620,535      $   272,420
                                                                   ============      ===========
                 Contractholder funds                              $  2,637,983      $ 2,060,419
                                                                   ============      ===========
                 Separate Account liabilities                      $    620,535      $   260,290
                                                                   ============      ===========

                (1) Fixed income securities are carried at fair value. Amortized cost for these securities was $81,369 and $46,925 at December 31, 1997 and 1996, respectively.


         The Company's fixed income securities portfolio consists of mortgage-backed securities, U.S. government bonds, publicly traded corporate bonds and tax-exempt municipal bonds. The Company generally holds its fixed income securities for the long term, but has classified all of these securities available for sale to allow maximum flexibility in portfolio management.

         Investments grew $39.8 million, or 78.5%, during 1997. The increase in investments is primarily due to the receipt of a $20.0 million capital contribution from ALIC in January 1997 and liquidation of the seed money from the Separate Account during 1997. In addition, at December 31, 1997, unrealized net capital gains on the fixed income securities portfolio were $4.9 million compared to $2.5 million as of December 31, 1996, primarily attributable to the increase in the Company's fixed income securities portfolio during 1997.

         At the end of 1997, all of the Company's fixed income securities portfolio is rated investment grade, with a National Association of Insurance Commissioners ("NAIC") rating of 1 or a Moody's rating of Aaa, Aa or A.

         At December 31, 1997 and 1996, $31.9 million and $16.4 million, respectively, of the fixed income securities portfolio were invested in mortgage-backed securities ("MBS"). At December 31, 1997, all of the MBS had underlying collateral that is guaranteed by U.S. government entities, thus credit risk was minimal.

         MBS, however, are subject to interest rate risk as the duration and ultimate realized yield are affected by the rate of repayment of the underlying mortgages. The Company attempts to limit interest rate risk by purchasing MBS whose cost does not significantly exceed par value, and with repayment protection to provide a more certain cash flow to the Company. At December 31, 1997, the amortized cost of the MBS portfolio was below par value by $417 thousand and over 31% of the MBS portfolio was invested in planned amortization class bonds. This type of MBS is purchased to provide additional protection against rising interest rates.

         The Company closely monitors its fixed income securities portfolio for declines in value that are other than temporary. Securities are placed on non-accrual status when they are in default or when the receipt of interest payments is in doubt.

         The Company's short-term investment portfolio was $4.2 million and $1.3 million at December 31, 1997 and 1996, respectively. The Company invests available cash balances primarily in taxable short-term securities having a final maturity date or redemption date of one year or less.

         During 1997, contractholder funds and amounts recoverable from ALIC under the reinsurance agreement increased by $577.6 million. The increases resulted from sales of the Company's single and flexible premium deferred annuities, interest credited to contractholders, partially offset by surrenders, withdrawals and benefits paid. Reinsurance recoverable from ALIC relates to contract benefit obligations ceded to ALIC.

         Separate Account assets increased by $348.1 million and Separate Account liabilities increased by $360.2 million as compared with December 31, 1996. The increases were primarily attributable to increased sales of flexible premium deferred variable annuity contracts and the favorable investment performance of the Separate Account investment portfolios, partially offset by variable annuity surrenders and withdrawals. Additionally, the Separate Account asset was reduced by the Company's liquidation of its seed money investment during 1997.


Market Risk
-----------

         Market risk is the risk that the Company will incur losses due to adverse changes in market rates and prices. The Company's primary market risk exposure is to changes in interest rates. Interest rate risk is the risk that the Company will incur economic losses due to adverse changes in interest rates, as the Company invests substantial funds in interest-sensitive assets.

         One way to quantify this exposure is duration. Duration measures the sensitivity of the fair value of assets to changes in interest rates. For example, if interest rates increase 1%, the fair value of an asset with a duration of 5 years is expected to decrease in value by approximately 5%. At December 31, 1997, the Company's asset duration was approximately 5.3 years.

         To calculate duration, the Company projects asset cash flows, and discounts them to a net present value basis using a risk-free market rate adjusted for credit quality, sector attributes, liquidity and other specific risks. Duration is calculated by revaluing these cash flows at an alternative level of interest rates, and determining the percentage change in fair value from the base case. The projections include assumptions (based upon historical market and Company specific experience) reflecting the impact of changing interest rates on the prepayment and/or option features of instruments, where applicable. Such assumptions relate primarily to mortgage-backed securities, collateralized mortgage obligations, and municipal and corporate obligations.

         Based upon the information and assumptions the Company uses in its duration calculation and in effect at December 31, 1997, management estimates that a 100 basis point immediate, parallel increase in interest rates ("rate shock") would decrease the net fair value of its total investments by approximately $4.5 million. The selection of a 100 basis point immediate rate shock should not be construed as a prediction by the Company's management of future market events; but rather, to illustrate the potential impact of such an event.

         To the extent that actual results differ from the assumptions utilized, the Company's duration and rate shock measures could be significantly impacted. Additionally, the Company's calculation assumes that the current relationship between short-term and long-term interest rates (the term structure of interest rates) will remain constant over time. As a result, these calculations may not fully capture the impact of non-parallel changes in the term structure of interest rates and/or large changes in interest rates.

         In formulating and implementing policies for investing new and existing funds, AIC, as parent company of ALIC, administers and oversees investment risk management processes primarily through three oversight bodies: the Boards of Directors and Investment Committees of its operating subsidiaries, and the Credit and Risk Management Committee ("CRMC"). The Boards of Directors and Investment Committees provide executive oversight of investment activities. The CRMC is a senior management committee consisting of the Chief Investment Officer, the Investment Risk Manager, and other investment officers who are responsible for the day-to-day management of market risk. The CRMC meets at least monthly to provide detailed oversight of investment risk, including market risk.

         AIC has investment guidelines that define the overall framework for managing market and other investment risks, including the accountabilities and controls over these activities. In addition, AIC has specific investment policies for each of its affiliates, including the Company, that delineate the investment limits and strategies that are appropriate for the Company's liquidity, surplus, product and regulatory requirements.

Liquidity and Capital Resources
-------------------------------

         In January 1997, a $20.0 million capital contribution that was accrued at December 31, 1996 was received from ALIC.

         Under the terms of reinsurance agreements, premiums and deposits on universal life policies and investment contracts, excluding those relating to Separate Accounts, are transferred to ALIC, which maintains the investment portfolios supporting the Company's products. The Company continues to have primary liability as a direct insurer for risks reinsured.

         The NAIC has a standard for assessing the solvency of insurance companies, which is referred to as risk-based capital ("RBC"). The requirement consists of a formula for determining each insurer's RBC and a model law specifying regulatory actions if an insurer's RBC falls below specified levels. The RBC formula for life insurance companies establishes capital requirements relating to insurance, business, asset and interest rate risks. At December 31, 1997, RBC for the Company was significantly above a level that would require regulatory action.

Year 2000
---------

         The Company is heavily dependent upon complex computer systems for all phases of its operations, including customer service, and policy and contract administration. Since many of the Company's older computer software programs recognize only the last two digits of the year in any date, some software may fail to operate properly in or after the year 1999, if the software is not reprogrammed or replaced, ("Year 2000 Issue"). The Company believes that many of its counterparties and suppliers also have Year 2000 Issues which could affect the Company. In 1995, AIC commenced a plan intended to mitigate and/or prevent the adverse effects of Year 2000 Issues. These strategies include normal development and enhancement of new and existing systems, upgrades to operating systems already covered by maintenance agreements and modifications to existing systems to make them Year 2000 compliant. The plan also includes the Company actively working with its major external counterparties and suppliers to assess their compliance efforts and the Company's exposure to them. The Company presently believes that it will resolve the Year 2000 Issue in a timely manner, and the financial impact will not materially affect its results of operations, liquidity or financial position. Year 2000 costs are and will be expensed as incurred.

Pending Accounting Standards
----------------------------

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 130 "Reporting Comprehensive Income" and SFAS No. 131 "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 130 requires the presentation of comprehensive income in the financial statements. Comprehensive income is a measurement of all changes in equity that result from transactions and other economic events other than transactions with stockholders. The requirements of this statement will be adopted effective January 1, 1998.

         SFAS No. 131 redefines how segments are determined and requires additional segment disclosures for both annual and quarterly reporting. Under this statement, segments are determined using the "management approach" for financial statement reporting. The management approach is based on the way an enterprise makes operating decisions and assesses performance of its businesses. The Company is currently reviewing the requirements of the SFAS and has yet to determine its impact on its current reporting segments. The requirements of this statement will be adopted effective December 31, 1998.

         In December 1997, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 97-3, "Accounting by Insurance and Other Enterprises for Insurance-related Assessments." The SOP provides guidance concerning when to recognize a liability for insurance-related assessments and how those liabilities should be measured. Specifically, insurance-related assessments should be recognized as liabilities when all of the following criteria have been met: a) an assessment has been imposed or it is probable that an assessment will be imposed, b) the event obligating an entity to pay an assessment has occurred and c) the amount of the assessment can be reasonably estimated. The requirements of this standard will be adopted in 1999 and are not expected to have a material impact on the results of operations, cash flows or financial position of the Company. The SOP is expected to be adopted in 1999.

         In March 1998, the Accounting Standards Executive Committee of the AICPA issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The SOP provides guidance on accounting for the costs of computer software developed or obtained for internal use. Specifically, certain external, payroll and payroll related costs should be capitalized during the application development state of a project and depreciated over the computer software's useful life. The Company currently expenses these costs as incurred and is evaluating the effects of this SOP on its accounting for internally developed software. The SOP is expected to be adopted in 1998.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The pertinent provisions of Management's Discussion and Analysis of Financial Condition and Results of Operations are herein incorporated by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                          Financial Statements

                               INDEX


                                                                           PAGE

Independent Auditors' Report................................................F-1

Financial Statements:


        Statements of Financial Position
          December 31, 1997 and 1996........................................F-2

        Statements of Operations for the Years Ended
          December 31, 1997, 1996 and 1995..................................F-3

        Statements of Shareholder's Equity for the Years Ended
          December 31, 1997, 1996 and 1995..................................F-4

        Statements of Cash Flows for the Years Ended
          December 31, 1997, 1996 and 1995..................................F-5

        Notes to Financial Statements.......................................F-6

        Schedule IV - Reinsurance for the Years Ended
          December 31, 1997, 1996 and 1995.................................F-15

INDEPENDENT AUDITORS' REPORT


TO THE BOARD OF DIRECTORS AND SHAREHOLDER OF
GLENBROOK LIFE AND ANNUITY COMPANY:

We have audited the accompanying Statements of Financial Position of Glenbrook Life and Annuity Company (the "Company") as of December 31, 1997 and 1996, and the related Statements of Operations, Shareholder's Equity and Cash Flows for each of the three years in the period ended December 31, 1997. Our audits also included Schedule IV - Reinsurance. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, Schedule IV - Reinsurance, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




/s/ Deloitte & Touche LLP

Chicago, Illinois
February 20, 1998

                       GLENBROOK LIFE AND ANNUITY COMPANY
                        STATEMENTS OF FINANCIAL POSITION

                                                                                            December 31,
                                                                                            ------------
      ($ in thousands)                                                             1997                     1996
                                                                                ----------               ---------
      ASSETS
      Investments
         Fixed income securities, at fair value
           (amortized cost $81,369 and $46,925)                                 $        86,243         $        49,389
         Short-term                                                                       4,231                   1,287
                                                                                ---------------         ---------------
         Total investments                                                               90,474                  50,676

      Reinsurance recoverable from Allstate Life Insurance
         Company                                                                      2,637,983               2,060,419
      Net receivable from affiliates                                                          -                  18,963
      Other assets                                                                        2,549                   2,049
      Separate Accounts                                                                 620,535                 272,420
                                                                                ---------------         ---------------
               Total assets                                                     $     3,351,541         $     2,404,527
                                                                                ===============         ===============

      LIABILITIES
      Contractholder funds                                                      $     2,637,983         $     2,060,419
      Income taxes payable                                                                  609                     410
      Deferred income taxes                                                               1,772                   1,528
      Net payable to affiliates                                                           2,698                       -
      Separate Accounts                                                                 620,535                 260,290
                                                                                ---------------         ---------------
              Total liabilities                                                       3,263,597               2,322,647
                                                                                ===============         ===============

      SHAREHOLDER'S EQUITY
      Common stock, $500 par value, 4,200 shares
         authorized, issued, and outstanding                                              2,100                   2,100
      Additional capital paid-in                                                         69,641                  69,641
      Unrealized net capital gains                                                        3,168                   2,790
      Retained income                                                                    13,035                   7,349
                                                                                ---------------         ---------------
              Total shareholder's equity                                                 87,944                  81,880
                                                                                ---------------         ---------------
              Total liabilities and shareholder's equity                        $     3,351,541         $     2,404,527
                                                                                ===============         ===============


      See notes to financial statements.

                       GLENBROOK LIFE AND ANNUITY COMPANY
                            STATEMENTS OF OPERATIONS

                                                                                     Year Ended December 31,
                                                                                     -----------------------
($ in thousands)                                                            1997              1996             1995
                                                                       ----------------  ---------------  ----------------
REVENUES
Net investment income                                                  $          5,304  $         3,774  $          3,996
Realized capital gains and losses                                                 3,460                -               459
                                                                       ----------------  ---------------  ----------------

INCOME BEFORE INCOME TAX EXPENSE                                                  8,764            3,774             4,455
INCOME TAX EXPENSE                                                                3,078            1,339             1,576
                                                                       ----------------  ---------------  ----------------

NET INCOME                                                             $          5,686  $         2,435  $          2,879
                                                                       ================  ===============  ================


See notes to financial statements.

                       GLENBROOK LIFE AND ANNUITY COMPANY
                       STATEMENTS OF SHAREHOLDER'S EQUITY



                                                                              Year Ended December 31,
                                                                              -----------------------
     ($ in thousands)                                             1997                  1996                 1995
                                                              ---------------      ---------------       ---------------

     COMMON STOCK                                             $         2,100      $         2,100       $         2,100
                                                              ---------------      ---------------       ---------------

     ADDITIONAL CAPITAL PAID-IN
     Balance, beginning of year                                        69,641               49,641                49,641
     Capital contributions                                                  -               20,000                     -
                                                              ---------------      ---------------       ---------------
     Balance, end of year                                              69,641               69,641                49,641
                                                              ---------------      ---------------       ---------------

     UNREALIZED NET CAPITAL GAINS
     Balance, beginning of year                                         2,790                3,357                (1,118)
     Net change                                                           378                 (567)                4,475
                                                              ---------------      ---------------       ---------------
     Balance, end of year                                               3,168                2,790                 3,357
                                                              ---------------      ---------------       ---------------

     RETAINED INCOME
     Balance, beginning of year                                         7,349                4,914                 2,035
     Net income                                                         5,686                2,435                 2,879
                                                              ---------------      ---------------       ---------------
     Balance, end of year                                              13,035                7,349                 4,914
                                                              ---------------      ---------------       ---------------
          Total shareholder's equity                          $        87,944      $        81,880       $        60,012
                                                              ===============      ===============       ===============



   See notes to financial statements.

                       GLENBROOK LIFE AND ANNUITY COMPANY
                            STATEMENTS OF CASH FLOWS



                                                                                    Year Ended December 31,
                                                                                    -----------------------
     ($ in thousands)                                                        1997             1996                1995
                                                                        ------------      ------------       ------------

     CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                         $      5,686      $      2,435       $      2,879
     Adjustments to reconcile net income to net cash
        provided by operating activities
           Depreciation, amortization and other non-cash
            items                                                                 29                 -                  -
           Realized capital gains and losses                                  (3,460)                -               (459)
           Change in deferred income taxes                                        41                 4                (39)
           Changes in other operating assets and liabilities                   1,160              (510)             1,217
                                                                        ------------      ------------       ------------
             Net cash provided by operating activities                         3,456             1,929              3,598
                                                                        ------------      ------------       ------------


     CASH FLOWS FROM INVESTING ACTIVITIES
     Fixed income securities
        Proceeds from sales                                                    1,405                 -              7,836
        Investment collections                                                14,217             2,891              1,568
        Investment purchases                                                 (50,115)           (5,667)            (1,491)
     Participation in Separate Accounts                                       13,981              (232)           (10,069)
     Change in short-term investments, net                                    (2,944)              815             (1,178)
                                                                        ------------      ------------       ------------
             Net cash used in investing activities                           (23,456)           (2,193)            (3,334)
                                                                        ------------      ------------       ------------

     CASH FLOWS FROM FINANCING ACTIVITIES
     Capital contribution                                                     20,000                 -                  -
                                                                        ------------      ------------       ------------
             Net cash provided by financing activities                        20,000                 -                  -
                                                                        ------------      ------------       ------------

     NET (DECREASE) INCREASE IN CASH                                               -              (264)               264
     CASH AT BEGINNING OF YEAR                                                     -               264                  -
                                                                        ------------      ------------       ------------
     CASH AT END OF YEAR                                                $          -      $          -       $        264
                                                                        ============      ============       ============

     SUPPLEMENTAL DISCLOSURE OF CASH FLOW
     INFORMATION
     Noncash financing activity:
         Capital contribution receivable from
            Allstate Life Insurance Company                             $          -      $     20,000       $          -
                                                                        ============      ============       ============



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

To conform with the 1997 presentation, certain amounts in the prior years' financial statements and notes have been reclassified.

Nature of operations
The Company markets life insurance and annuity products in the United States through banks and broker-dealers. Life insurance includes both interest-sensitive and variable life insurance products. Annuities include deferred annuities, such as variable annuities and fixed rate flexible premium annuities. The Company has entered into exclusive distribution arrangements with management investment companies to market its variable annuity contracts.

Annuity contracts and life insurance policies issued by the Company are subject to discretionary withdrawal or surrender by customers, subject to applicable surrender charges. These policies and contracts are reinsured with ALIC (see
Note 3), which invests premiums and deposits to provide cash flows that will be used to fund future benefits and expenses. In order to support competitive crediting rates and limit interest rate risk, ALIC , as the Company's reinsurer, adheres to a basic philosophy of matching assets with related liabilities while maintaining adequate liquidity and a prudent and diversified level of credit risk.

The Company monitors economic and regulatory developments which have the potential to impact its business. There continues to be new and proposed federal and state regulation and legislation that would allow banks greater participation in the securities and insurance businesses, which will present an increased level of competition for sales of the Company's life and annuity products. Furthermore, the market for deferred annuities and interest-sensitive life insurance is enhanced by the tax incentives available under current law. Any legislative changes which lessen these incentives are likely to negatively impact the demand for these products.

Although the Company currently benefits from agreements with financial services entities who market and distribute its products, consolidation within that industry and specifically, a change in control of those entities with which the Company partners, could affect the Company's sales.

Enacted and pending state legislation to permit mutual insurance companies to convert to a hybrid structure known as a mutual holding company could have a number of significant effects on the Company by (1) increasing industry competition through consolidation caused by mergers and acquisitions related to the new corporate form of business; (2) increasing competition in capital markets; and (3) reopening stock/mutual company disagreements related to such issues as taxation disparity between mutual and stock insurance companies.

The Company is authorized to sell life and annuity products in all states except New York, as well as in the District of Columbia. The Company is also authorized to sell variable annuities in Puerto Rico. The top geographic locations for statutory premiums and deposits earned by the Company are Florida, Pennsylvania, California, Texas and Michigan for the year ended December 31, 1997. No other jurisdiction accounted for more than 5% of statutory premiums and deposits. All premiums and contract charges are ceded to ALIC under reinsurance agreements.


2.   Summary of Significant Accounting Policies

Investments
Fixed income securities include bonds and mortgage-backed securities. All fixed income securities are carried at fair value and may be sold prior to their contractual maturity ( "available for sale"). The difference between amortized cost and fair value, net of deferred income taxes, is reflected as a component of shareholder's equity. Provisions are recognized for declines in the value of fixed income securities that are other than temporary. Such writedowns are included in realized capital gains and losses. Short-term investments are carried at cost which approximates fair value.

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

Reinsurance
The Company and ALIC  entered into a  reinsurance  agreement  effective  June 5,
1992. All business issued subsequent to that date is ceded to ALIC. Life insurance in force prior to that date is ceded to non-affiliated reinsurers. Contract charges, credited interest, policy benefits and certain expenses are ceded to ALIC and reflected net of such cessions in the statements of operations. The amounts shown in the Company's statements of operations relate to the investment of those assets of the Company that are not transferred to ALIC under the reinsurance agreements. Reinsurance recoverable and contractholder funds are reported separately in the statements of financial position. The Company continues to have primary liability as the direct insurer for risks reinsured.

Recognition of premium revenue and contract charges
Revenues on interest-sensitive life insurance policies are comprised of contract charges and fees, and are recognized when assessed against the policyholder account balance. Revenues on annuities, which are considered investment contracts, include contract charges and fees for contract administration and surrenders. These revenues are recognized when levied against the contract balance.

Income taxes
The income tax provision is calculated under the liability method. Deferred tax assets and liabilities are recorded based on the difference between the financial statement and tax bases of assets and liabilities at the enacted tax rates, and reflect the impact of reinsurance agreements. Deferred income taxes arise primarily from unrealized capital gains and losses on fixed income securities carried at fair value.

Separate Accounts
The Company issues flexible premium deferred variable annuity contracts and single premium variable life policies, the assets and liabilities of which are legally segregated and reflected in the accompanying statements of financial position as assets and liabilities of the Separate Accounts (Glenbrook Life and Annuity Company Variable Annuity Account, Glenbrook Life and Annuity Company Separate Account A, Glenbrook Life Multi-Manager Variable Account and Glenbrook Life Variable Life Separate Account A, unit investment trusts registered with the Securities and Exchange Commission).

Assets of the Separate Accounts, including the Company's ownership interest ("Participation"), are carried at fair value. Unrealized gains and losses on the Company's Participation, net of deferred income taxes, are shown as a component of shareholder's equity. Investment income and realized capital gains and losses arising from the Participation are included in the Company's statements of operations. The Company liquidated its Participation during 1997, resulting in a realized capital gain of $3,515. At December 31, 1996, the Participation amounted to $12,130.

Investment income and realized capital gains and losses of the Separate Accounts, other than the portion related to the Participation, accrue directly to the contractholders and, therefore, are not included in the Company's statements of operations. Revenues to the Company from the Separate Accounts consist of contract maintenance fees, administrative fees, mortality and expense risk charges, cost of insurance charges and tax expense charges, all of which are ceded to ALIC.

Contractholder funds
Contractholder funds arise from the issuance of individual or group policies and contracts that include an investment component, including most annuities and universal life policies. Payments received are recorded as interest-bearing liabilities. Contractholder funds are equal to deposits received and interest credited to the benefit of the customer less withdrawals, mortality charges and administrative expenses. During 1997, credited interest rates on contractholder funds ranged from 3.55% to 7.45% for those contracts with fixed interest rates and from 3.70% to 7.85% for those with flexible rates.

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

                      GLENBROOK LIFE AND ANNUITY COMPANY
                        NOTES TO FINANCIAL STATEMENTS
                               ($ IN THOUSANDS)

3.   Related Party Transactions

Reinsurance
Contract charges ceded to ALIC were $11,641, $4,254 and $1,523 in 1997, 1996 and 1995, respectively. Credited interest, policy benefits and expenses ceded to ALIC amounted to $179,954, $113,703 and $71,905 in 1997, 1996 and 1995,
respectively.   Investment   income   earned  on  the   assets   which   support
contractholder funds is not included in the Company's financial statements as those assets are owned and managed by ALIC under the terms of reinsurance agreements.

Business operations
The Company utilizes services and business facilities owned or leased, and operated by AIC in conducting its business activities. The Company reimburses AIC for the operating expenses incurred by AIC on behalf of the Company. The cost to the Company is determined by various allocation methods and is primarily related to the level of services provided. Operating expenses, including compensation and retirement and other benefit programs, allocated to the Company were $5,959, $759 and $348 in 1997, 1996 and 1995, respectively. Of these costs, the Company retains investment related expenses. All other costs are ceded to ALIC under reinsurance agreements.

Laughlin Group
Laughlin Group,  Inc.  ("Laughlin")  is an indirect  wholly owned  subsidiary of
ALIC. Laughlin markets certain of the Company's flexible premium deferred variable annuity contracts and flexible premium deferred fixed annuity contracts. Sales commissions paid to Laughlin, for which the related cost was ceded to ALIC, were $945 and $8,623 during 1997 and 1996, respectively. The Company had a receivable of $850 from Laughlin at December 31, 1996, which is included in net receivable from affiliates in the statements of financial position.

4.   Investments

Fair values
The amortized cost, gross unrealized gains and losses, and fair value for fixed income securities are as follows:

                                                                         Gross Unrealized
                                                                         ----------------
                                                    Amortized                                         Fair
                                                      Cost           Gains          Losses            Value
                                                    ---------        -----          ------            -----

    At December 31, 1997
       U.S. government and agencies                   $ 24,419         $ 2,961      $       -        $ 27,380
       Municipal                                           656              17              -             673
       Corporate                                        25,476             840              -          26,316
       Mortgage-backed securities                       30,818           1,056              -          31,874
                                                      --------         -------      ---------        --------
         Total fixed income securities                $ 81,369         $ 4,874      $       -        $ 86,243
                                                      ========         =======      =========        ========

     At December 31, 1996
       U.S. government and agencies                   $ 24,265         $ 1,722      $      (3)       $ 25,984
       Corporate                                         6,970              96            (15)          7,051
       Mortgage-backed securities                       15,690             664              -          16,354
                                                      --------         -------      ---------        --------
         Total fixed income securities                $ 46,925         $ 2,482      $     (18)       $ 49,389
                                                      ========         =======      =========        ========


                      GLENBROOK LIFE AND ANNUITY COMPANY
                        NOTES TO FINANCIAL STATEMENTS
                               ($ IN THOUSANDS)

Scheduled maturities
The scheduled maturities for fixed income securities are as follows at December 31, 1997:

                                                                                Amortized           Fair
                                                                                   Cost             Value
                                                                                ---------           -----

     Due in one year or less                                                    $       400     $        400
     Due after one year through five years                                            3,838            3,877
     Due after five years through ten years                                          33,245           35,102
     Due after ten years                                                             13,068           14,990
                                                                                -----------     ------------
                                                                                     50,551           54,369
     Mortgage-backed securities                                                      30,818           31,874
                                                                                -----------     ------------
        Total                                                                   $    81,369     $     86,243
                                                                                ===========     ============


Actual maturities may differ from those scheduled as a result of prepayments by the issuers.

Net investment income

    Year Ended December 31,                                        1997              1996             1995
    -----------------------                                        ----              ----             ----

    Fixed income securities                                  $        5,014   $        3,478    $        3,850
    Short-term investments                                              231              126               113
    Participation in Separate Accounts                                  161              232                69
                                                             --------------   --------------    --------------
         Investment income, before expense                            5,406            3,836             4,032
         Investment expense                                             102               62                36
                                                             --------------   --------------    --------------
    Net investment income                                    $        5,304   $        3,774    $        3,996
                                                             ==============   ==============    ==============

Realized capital gains and losses

     Year Ended December 31,                                      1997              1996             1995
     -----------------------                                      ----              ----             ----

     Fixed income securities                                 $         (61)   $           -     $         459
     Short-term investments                                              6                -                 -
     Participation in Separate Accounts                              3,515                -                 -
                                                             -------------    -------------     -------------
         Realized capital gains and losses                           3,460                -               459
         Income taxes                                               (1,211)               -              (161)
                                                             -------------    -------------     -------------
         Realized capital gains and losses,
            after tax                                        $       2,249    $           -     $         298
                                                             =============    =============     =============

Excluding calls and prepayments, gross losses of $61 and gross gains of $459 were realized on sales of fixed income securities during 1997 and 1995, respectively.

                      GLENBROOK LIFE AND ANNUITY COMPANY
                        NOTES TO FINANCIAL STATEMENTS
                               ($ IN THOUSANDS)


Unrealized net capital gains
Unrealized net capital gains on fixed income securities included in shareholder's equity at December 31, 1997 are as follows:

                                                                Cost/                            Unrealized
                                                              Amortized           Fair              Net
                                                                 Cost             Value            Gains
                                                              ---------           -----          -----------

Fixed income securities                                        $ 81,369         $ 86,243           $ 4,874
Deferred income taxes                                          ========         ========            (1,706)
                                                                                                   -------
Unrealized net capital gains                                                                       $ 3,168
                                                                                                   =======


Change in unrealized net capital gains

Year Ended December 31,                                     1997              1996             1995
-----------------------                                     ----              ----             ----

Fixed income securities                                 $       2,410    $      (2,239)    $       6,423
Participation in Separate Accounts                             (1,829)           1,368               461
Deferred income taxes                                            (203)             304            (2,409)
                                                        -------------    -------------     -------------
Increase (decrease)  in unrealized net capital gains    $         378    $        (567)    $       4,475
                                                        =============    ==============    =============

Securities on deposit
At December 31, 1997, fixed income securities with a carrying value of $10,108 were on deposit with regulatory authorities as required by law.


5.    Financial Instruments

In the normal course of business, the Company invests in various financial assets and incurs various financial liabilities. The fair value estimates of financial instruments presented below are not necessarily indicative of the amounts the Company might pay or receive in actual market transactions.
Potential taxes and other transaction costs have not been considered in estimating fair value. The disclosures that follow do not reflect the fair value of the Company as a whole since a number of the Company's significant assets (including reinsurance recoverable) and liabilities (including deferred income taxes) are not considered financial instruments and are not carried at fair value. Other assets and liabilities considered financial instruments, such as accrued investment income, are generally of a short-term nature. It is assumed that their carrying value approximates fair value.

                      GLENBROOK LIFE AND ANNUITY COMPANY
                        NOTES TO FINANCIAL STATEMENTS
                               ($ IN THOUSANDS)


Financial assets
The carrying value and fair value of financial assets at December 31, are as follows:

                                                       1997                                1996
                                                       ----                                ----
                                         Carrying               Fair         Carrying              Fair
                                          Value                 Value         Value                Value
                                         --------               -----        --------              -----

Fixed income securities                $        86,243  $        86,243   $        49,389   $        49,389
Short-term investments                           4,231            4,231             1,287             1,287
Separate Accounts                              620,535          620,535           272,420           272,420


Fair values for fixed income securities are based on quoted market prices. Short-term investments are highly liquid investments with maturities of less than one year whose carrying value approximates fair value.

Separate Accounts assets are carried in the statements of financial position at fair value.

Financial liabilities
The carrying value and fair value of financial liabilities at December 31, are as follows:

                                                     1997                                1996
                                                     ----                                ----
                                       Carrying               Fair         Carrying                Fair
                                         Value                Value          Value                 Value
                                       --------               -----        --------                -----
Contractholder funds on
     investment contracts              $     2,636,331  $     2,492,095   $     2,059,642   $     1,949,329
Separate Accounts                              620,535          620,535           260,290           260,290


The fair value of contractholder funds on investment contracts is based on the terms of the underlying contracts. Reserves on investment contracts with no stated maturities (single premium and flexible premium deferred annuities) are valued at the account balance less surrender charges. The fair value of immediate annuities and annuities without life contingencies with fixed terms is estimated using discounted cash flow calculations based on interest rates currently offered for contracts with similar terms and durations. Separate Accounts liabilities are carried at the fair value of the underlying assets.

                      GLENBROOK LIFE AND ANNUITY COMPANY
                        NOTES TO FINANCIAL STATEMENTS
                               ($ IN THOUSANDS)

6.  Income Taxes

For 1996 and 1995, the Company filed a separate federal income tax return. The Company will join the Corporation and its other eligible domestic subsidiaries in the filing of a consolidated federal income tax return (the "Allstate Group") for 1997 and is party to a federal income tax allocation agreement (the "Tax Sharing Agreement"). Under the Tax Sharing Agreement, the Company paid to or received from the Corporation the amount, if any, by which the Allstate Group's federal income tax liability was affected by virtue of inclusion of the Company in the consolidated federal income tax return. Effectively, this results in the Company's annual income tax provision being computed, with adjustments, as if the Company filed a separate return.

Prior to the Distribution, the Corporation and all of its eligible domestic subsidiaries, including the Company, joined with Sears and its domestic business units (the "Sears Group") in the filing of a consolidated federal income tax return (the "Sears Tax Group") and were parties to a federal income tax allocation agreement (the "Sears Tax Sharing Agreement"). Under the Sears Tax Sharing Agreement, the Company, through the Corporation, paid to or received from the Sears Group the amount, if any, by which the Sears Tax Group's federal income tax liability was affected by virtue of inclusion of the Company in the consolidated federal income tax return. Effectively, this resulted in the Company's annual income tax provision being computed as if the Allstate Group filed a separate consolidated return, except that items such as net operating losses, capital losses or similar items, which might not be recognized in a separate return, were allocated according to the Sears Tax Sharing Agreement.

The Allstate Group and Sears Group have entered into an agreement which governs their respective rights and obligations with respect to federal income taxes for all periods prior to the Distribution ("Consolidated Tax Years"). The agreement provides that all Consolidated Tax Years will continue to be governed by the Sears Tax Sharing Agreement with respect to the Allstate Group's federal income tax liability.

The components of the deferred income tax liability at December 31, are as follows:

                                                                                     1997            1996
                                                                                     ----            ----

    Unrealized net capital gains on fixed income securities                     $       1,706   $       1,503
    Difference in tax bases of investments                                                 66              25
                                                                                -------------   -------------
       Total deferred liability                                                 $       1,772   $       1,528
                                                                                =============   =============

                    GLENBROOK LIFE AND ANNUITY COMPANY
                        NOTES TO FINANCIAL STATEMENTS
                               ($ in thousands)

The components of income tax expense for the year ended December 31, are as follows:

                                                                1997              1996             1995
                                                                ----              ----             ----

    Current                                                      $ 3,037           $ 1,335          $ 1,615
    Deferred                                                          41                 4              (39)
                                                                 -------           -------          -------
       Total income tax expense                                  $ 3,078           $ 1,339          $ 1,576
                                                                 =======           =======          =======

The Company paid income taxes of $2,839, $2,446 and $866 in 1997, 1996 and 1995, respectively.

A reconciliation of the statutory federal income tax rate to the effective income tax rate on income from operations for the year ended December 31, is as follows:

                                                               1997              1996             1995
                                                               ----              ----             ----
    Statutory federal income tax rate                          35.0%             35.0%            35.0%
    Other                                                        .1                .5               .4
                                                               ----              ----             ----
    Effective federal income tax rate                          35.1%             35.5%            35.4%
                                                               ====              ====             ====

                      GLENBROOK LIFE AND ANNUITY COMPANY
                        NOTES TO FINANCIAL STATEMENTS
                               ($ in thousands)


7.   Statutory Financial Information

The following tables reconcile net income for the year ended December 31, and shareholder's equity at December 31, as reported herein in conformity with generally accepted accounting principles with statutory net income and capital and surplus, determined in accordance with statutory accounting practices prescribed or permitted by insurance regulatory authorities:

                                                                                  Net Income
                                                                                  ----------
                                                                    1997             1996              1995
                                                                    ----             ----              ----


Balance per generally accepted accounting principles            $     5,686       $      2,435      $      2,879
       Deferred income taxes                                             41                  4               (39)
       Unrealized gain on participation in
          Separate Accounts                                          (1,829)             1,368                 -
       Statutory investment reserves                                     93                 35              (279)
       Other                                                           (354)               (85)              108
                                                                -----------       ------------      ------------
Balance per statutory accounting practices                      $     3,637       $      3,757      $      2,669
                                                                ===========       ============      ============

                                                                                       Shareholder's Equity
                                                                                       --------------------
                                                                                      1997                1996
                                                                                      ----                ----


Balance per generally accepted accounting principles                              $   87,944         $     81,880
       Deferred income taxes                                                           1,772                1,528
       Unrealized gain/loss on fixed income securities                                (4,874)              (2,464)
       Non-admitted assets                                                               (86)                (850)
       Statutory investment reserves                                                     958               (2,282)
       Other                                                                          (3,114)              (2,118)
                                                                                  ----------         ------------
Balance per statutory accounting practices                                        $   82,600         $     75,694
                                                                                  ==========         ============

Permitted statutory accounting practices
The Company prepares its statutory financial statements in accordance with accounting principles and practices prescribed or permitted by the Illinois Department of Insurance. Prescribed statutory accounting practices include a variety of publications of the National Association of Insurance Commissioners ("NAIC"), as well as state laws, regulations and general administrative rules. Permitted statutory accounting practices encompass all accounting practices not so prescribed. The Company does not follow any permitted statutory accounting practices that have a material effect on statutory surplus, statutory net income or risk-based capital.

Final approval of the NAIC's proposed "Comprehensive Guide" on statutory accounting principles is expected in early 1998. The requirements may be effective as early as January 1, 1999, and are not expected to have a material impact on statutory surplus of the Company.


Dividends
The ability of the Company to pay dividends is dependent on business conditions, income, cash requirements of the Company and other relevant factors. The payment of shareholder dividends by insurance companies without the prior approval of the state insurance regulator is limited to formula amounts based on net income and capital and surplus, determined in accordance with statutory accounting practices, as well as the timing and amount of dividends paid in the preceding twelve months. The maximum amount of dividends that the Company can distribute during 1998 without prior approval of the Illinois Department of Insurance is $8,050.

                                    GLENBROOK LIFE AND ANNUITY COMPANY
                                         SCHEDULE IV--REINSURANCE
                                             ($ in thousands)





                                                    Gross                                        Net
Year Ended December 31, 1997                       amount                Ceded                 amount
----------------------------                     ---------            ------------            --------

Life insurance in force                      $            4,095   $            4,095   $                -
                                             ==================   ==================   ==================

Premiums and contract charges:
         Life and annuities                  $           11,641   $           11,641   $                -
                                             ==================   ==================   ==================


                                                    Gross                                        Net
Year Ended December 31, 1996                       amount                Ceded                 amount
----------------------------                     ---------            ------------            --------

Life insurance in force                      $            2,436   $            2,436   $                -
                                             ==================   ==================   ==================

Premiums and contract charges:
         Life and annuities                  $            4,254   $            4,254   $                -
                                             ==================   ===================  ==================


                                                    Gross                                        Net
Year Ended December 31, 1995                       amount                Ceded                 amount
----------------------------                     ---------            ------------            --------

Life insurance in force                      $            1,250   $            1,250   $                -
                                             ==================   ==================   ==================

Premiums and contract charges:
         Life and annuities                  $            6,571   $            6,571   $                -
                                             ==================   ==================   ==================


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

               Schedule IV - Reinsurance       page F-15

          (3)  Exhibits

               Financial Data Schedule

                                SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       GLENBROOK LIFE AND ANNUITY COMPANY

                           By    /s/ LOUIS G. LOWER, II
                                 ----------------------
                                 Louis G. Lower, II
                                 Chairman of the Board and
                                   Chief Executive Officer
                                 (Principal Executive Officer)

                           Date   March 30, 1998
                                  --------------------

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                           By    /s/ LOUIS G. LOWER, II
                                 ----------------------
                                 Louis G. Lower, II
                                 Chairman of the Board and
                                   Chief Executive Officer
                                 (Principal Executive Officer)

                           Date  March 30, 1998
                                 ---------------------


                           By    */s/ PETER H. HECKMAN
                                 ---------------------
                                 Peter H. Heckman
                                 President and Chief Operating Officer

                           Date  March 25, 1998
                                 ---------------------


                           By    /s/ MICHAEL J. VELOTTA
                                 ----------------------
                                 Michael J. Velotta
                                 Vice President, Secretary and
                                   General Counsel

                           Date  March 30, 1998
                                 ---------------------



                           By    */s/ KEVIN R. SLAWIN
                                 ---------------------
                                 Kevin R. Slawin
                                 Vice President and Director

                           Date  March 26, 1998
                                 ---------------------


                           By    */s/ KEITH A. HAUSCHILDT
                                 -----------------------
                                 Keith A. Hauschildt
                                 Assistant Vice President and Controller
                                 (Chief Accounting Officer)

                           Date  March 25, 1998
                                 ---------------------

*/Pursuant to Power of Attorney filed herewith.