Form 10-Q
period 1998-03-31
GLENBROOK LIFE & ANNUITY CO
filed 1998-05-15
CIK 945094

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

                 For the quarterly period ended: March 31, 1998

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

Yes../X/..      No


     Indicate the number of shares of each of the issuer's classes of common stock, as of March 31, 1998; there were 4,200 shares of common capital stock outstanding, par value $500 per share all of which shares are held by Allstate Life Insurance Company.

                         PART I - FINANCIAL INFORMATION


Item  1.   FINANCIAL STATEMENTS

            Statements of Financial Position
            March 31, 1998(Unaudited) and December 31, 1997.................. 3

            Statements of Operations
            Three Months Ended March 31, 1998 and
            March 31, 1997 (Unaudited)....................................... 4

            Statements of Cash Flows
            Three Months Ended March 31, 1998 and
                  March 31, 1997 (Unaudited)................................. 5

            Notes to Financial Statements.................................... 6

Item  2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS..................... 9

Item  3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT
              MARKET RISK*..................................................N/A


                           PART II - OTHER INFORMATION


Item 1.   LEGAL PROCEEDINGS..................................................13

Item 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS*........................N/A

Item 3.   DEFAULTS UPON SENIOR SECURITIES*..................................N/A

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS*..............N/A

Item 5.   OTHER INFORMATION..................................................13

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K...................................13

SIGNATURE PAGE...............................................................14





*Omitted pursuant to General Instruction H(2) of Form 10-Q.

                       GLENBROOK LIFE AND ANNUITY COMPANY
                        STATEMENT OF FINANCIAL POSITION



                                                                 March 31,             December 31,
($ in thousands)                                                   1998                   1997
                                                            --------------------   ------------------
                                                                (Unaudited)

ASSETS
Investments
   Fixed income securities, at fair value
     (amortized cost $84,172 and $81,369)                     $     88,888           $     86,243
   Short-term                                                        2,148                  4,231
                                                              ------------           ------------
        Total investments                                           91,036                 90,474

Reinsurance recoverable from Allstate
   Life Insurance Company                                        2,722,727              2,637,983
Cash                                                                   603                      -
Other assets                                                         2,818                  2,549
Separate Accounts                                                  766,293                620,535
                                                              ------------           ------------
         Total assets                                         $  3,583,477           $  3,351,541
                                                              ============           ============

LIABILITIES
Contractholder funds                                          $  2,722,727           $  2,637,983
Income taxes payable                                                   549                    609
Deferred income taxes                                                1,724                  1,772
Net payable to affiliates                                            3,280                  2,698
Separate Accounts                                                  766,293                620,535
                                                              ------------           ------------
         Total liabilities                                       3,494,573              3,263,597
                                                              ------------           ------------

SHAREHOLDER'S EQUITY
 Common stock, $500 par value, 4,200 shares authorized,
   issued, and outstanding                                           2,100                  2,100
Additional capital paid-in                                          69,641                 69,641
Retained income                                                     14,098                 13,035
Accumulated other comprehensive income:
    Unrealized net capital gains                                     3,065                  3,168
                                                              ------------           ------------
         Total accumulated other comprehensive income                3,065                  3,168
                                                              ------------           ------------

         Total shareholder's equity                                 88,904                 87,944
                                                              ------------           ------------
         Total liabilities and shareholder's equity           $  3,583,477           $  3,351,541
                                                              ============           ============



See notes to financial statements.

                       GLENBROOK LIFE AND ANNUITY COMPANY
                            STATEMENTS OF OPERATIONS



                                                 Three Months Ended
                                                     March 31,
                                        --------------------------------------
($ in thousands)                              1998                 1997
                                        -----------------    -----------------
                                                    (Unaudited)

REVENUES
Net investment income                   $     1,586              $    1,242
Realized capital gains and losses                 -                       7
                                        -----------              ----------
                                              1,586                   1,249
                                        -----------              ----------

INCOME BEFORE INCOME TAX EXPENSE              1,586                   1,249
INCOME TAX EXPENSE                              523                     441
                                        -----------              ----------

NET INCOME                              $     1,063              $      808
                                        ===========              ==========



See notes to financial statements.

                       GLENBROOK LIFE AND ANNUITY COMPANY
                            STATEMENTS OF CASH FLOWS


                                                                           Three Months Ended
                                                                                 March 31
                                                                  ---------------------------------------
($ in thousands)                                                       1998                  1997
                                                                  -----------------    ------------------
                                                                               (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                           $    1,063             $     808
Adjustments to reconcile net income to net cash
   provided by operating activities:
      Realized capital gains and losses                                       -                    (7)
      Change in deferred income taxes                                      (103)                    3
      Changes in other operating assets and liabilities                     363                 1,212
                                                                     ----------             ---------
        Net cash provided by operating activities                         1,323                 2,016
                                                                     ----------             ---------


CASH FLOWS FROM INVESTING ACTIVITIES
Fixed income securities
   Investment collections                                                 2,856                   523
   Investment purchases                                                  (5,659)              (20,981)
Net change in short-term investments                                      2,083                (1,493)
Participation in Separate Accounts                                            -                   (65)
                                                                     ----------             ---------

        Net cash used by investing activities                              (720)              (22,016)
                                                                     ----------             ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Capital contribution                                                          -                20,000
                                                                     ----------             ---------
         Net cash provided by financing activities                            -                20,000
                                                                     ----------             ---------

NET INCREASE IN CASH                                                        603                     -
CASH AT BEGINNING OF PERIOD                                                   -                     -
                                                                     ----------             ---------
CASH AT END OF PERIOD                                                $      603             $       -
                                                                     ==========             =========




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

     The financials statements and notes as of March 31, 1998 and for the three-month periods ended March 31, 1998 and 1997 are unaudited. The interim financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. These financial statements and notes should be read in conjunction with the financial statements and notes thereto included in the Glenbrook Life and Annuity Company Annual Report on Form 10K for 1997. The results of operations for the interim period should not be considered indicative of results to be expected for the full year.

     In March 1998, the Accounting Standards Executive Committee of the AICPA issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The SOP provides guidance on accounting for the costs of computer software developed or obtained for internal use. Specifically, certain external, payroll and payroll related costs should be capitalized during the application development state of a project and depreciated over the computer software's useful life. The Company has adopted the SOP effective January 1, 1998.


2.   Reinsurance

     The Company and ALIC entered into a reinsurance agreement effective June 5, 1992. All business issued subsequent to that date is ceded to ALIC. Life insurance in force prior to that date is ceded to non-affiliated reinsurers. Contract charges, credited interest, policy benefits and certain expenses are ceded to ALIC. The statements of operations is presented net of reinsurance transactions. Therefore, the amounts shown in the Company's statements of operations relate to the investment of those assets of the Company that are not transferred to ALIC under the reinsurance agreement. Reinsurance recoverable and contractholder funds are reported separately in the statements of financial position. The Company continues to have primary liability as the direct insurer for risks reinsured.

                       GLENBROOK LIFE AND ANNUITY COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)




     Investment income earned on the assets which support contractholder funds is not included in the Company's financial statements as those assets are owned and managed by ALIC under the terms of reinsurance agreements. The following amounts were ceded to ALIC under the reinsurance agreements.


                                                                            Three Months Ended
                                                                                 March 31,
                                                                          ------------------------
                                                                            1998           1997
                                                                          ------------  ----------

     Contract charges                                                     $  4,107      $  2,062
     Credited interest, policy benefits and expenses                        46,283        37,613



3.   Comprehensive Income

     Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." Comprehensive Income is a measurement of all changes in shareholders' equity that result from transactions and other economic events other than transactions with shareholders. For the Company, these changes consist of changes in unrealized gains and losses of the investment portfolio. These amounts, presented as other comprehensive income, net of related taxes, are added to net income which results in comprehensive income. The cumulative amount of these changes is reported in the statements of financial position as accumulated other comprehensive income.

                       GLENBROOK LIFE AND ANNUITY COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)




     The following summarizes the components of other comprehensive income on a pretax and after-tax basis for the three-month periods ended March 31,

     ($ in thousands)                                        1998                                   1997
                                               ---------------------------------    ------------------------------------
                                                             Income                               Income
                                                               tax       After-                     tax         After-
                                                 Pretax      effect        tax       Pretax       effect         tax
                                                 ------      ------      ------      ------       ------        ------
     Unrealized capital gains and and losses:
     Unrealized holding gains
       (losses) arising during
       the period                                (158)           55        (103)     (2,166)         758        (1,408)
     Less:  reclassification adjust-
       ment for realized net
       capital gains included in
       net income                                   -             -           -           7           (3)            4
                                                 ------      ------      ------     -------       ------       -------

     Other comprehensive income                  $(158)      $   55      $ (103)    $(2,173)      $  761       $(1,412)
                                                 ======      ======      ======     =======       ======       =======

     Comprehensive income                                                $  960                                $  (604)
                                                                         ======                                =======



4.   Regulation and Legal Proceedings

     The Company's insurance businesses are subject to the effects of a changing social, economic and regulatory environment. Public and regulatory initiatives have varied and have included efforts to adversely influence and restrict premium rates, restrict the Company's ability to cancel policies, impose underwriting standards and expand overall regulation. The ultimate changes and eventual effects, if any, of these initiatives are uncertain.

     Various other legal and regulatory actions are currently pending that involve the Company and specific aspects of its conduct of business. In the opinion of management, the ultimate liability, if any, in one or more of these actions in excess of amounts currently reserved is not expected to have a material effect on the results of operations, liquidity or financial position of the Company.

                       Glenbrook Life and Annuity Company
                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations



     The following discussion highlights significant factors influencing results of operations and changes in financial position of Glenbrook Life and Annuity Company (the "Company"). It should be read in conjunction with the financial statements and related notes thereto found under items 7 and 8 of Part II of the Glenbrook Life and Annuity Insurance Company Annual Report on Form 10-K for the year ended December 31, 1997.

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

Results of Operations
---------------------
($ in thousands)

                                                                    Three Months Ended
                                                                         March 31,
                                                           --------------------------------------
                                                                1998                  1997
                                                           ----------------     -----------------
       Net investment income                                   $ 1,586               $ 1,242
                                                               =======               =======
       Realized capital gains and losses, after-tax            $     -               $     4
                                                               =======               =======
       Net income                                              $ 1,063               $   808
                                                               =======               =======
       Investments                                             $91,036               $70,484
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

     Net income for the first quarter of 1998 was $1.1 million compared to $808 thousand for the first quarter of 1997. The increase was due to increased investment income partially offset by increased federal income taxes.

     Pretax net investment income for the three-month period ended March 31, 1998 was $1.6 million compared to $1.2 million for the same period last year. Additional investment income was earned on higher investment balances arising from positive cash flows from operating activities.

                       Glenbrook Life and Annuity Company
                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations


Financial Position
------------------
($ in thousands)

                                                       March 31,            December 31,
                                                         1998                   1997
                                                    ----------------    -------------------
     Fixed income securities (1)                     $    88,888             $    86,243
     Short-term investments                                2,148                   4,231
                                                     -----------             -----------
           Total investments                         $    91,036             $    90,474
                                                     ===========             ===========
     Reinsurance recoverable from ALIC               $ 2,722,727             $ 2,637,983
                                                     ===========             ===========
     Separate Account assets and liabilities         $   766,293             $   620,535
                                                     ===========             ===========
     Contractholder funds                            $ 2,722,727             $ 2,637,983
                                                     ===========             ===========

    (1) Fixed income securities are carried at fair value. Amortized cost for these securities was $84,172 and $81,369 at March 31, 1998 and December 31, 1997, respectively.


     The Company's fixed income securities portfolio consists of mortgage-backed securities, U.S. government bonds, publicly traded corporate bonds and tax-exempt municipal bonds. The Company generally holds its fixed income securities for the long term, but has classified all of these securities as available for sale to allow maximum flexibility in portfolio management.

     Total investments increased to $91.0 million at March 31, 1998 from $90.5 million at December 31, 1997. The increase in investments is primarily due to amounts invested from positive cash flows generated from operations offset in part by slightly decreased unrealized net capital gains on the fixed income securities portfolio. At March 31, 1998, unrealized net capital gains on the fixed income securities were $4.7 million compared to $4.9 million at December 31, 1997.

     At March 31, 1998, all of the Company's fixed income  securities  portfolio
is  rated   investment   grade,   with  a  National   Association  of  Insurance
Commissioners ("NAIC") rating of 1 or 2 or a Moody's rating of Aaa, Aa or A.

     The Company's short-term investment portfolio was $2.1 million and $4.2 million at March 31, 1998 and December 31, 1997, respectively. The Company invests available cash balances primarily in taxable short-term securities having a final maturity date or redemption date of one year or less.

     During 1998, contractholder funds and amounts recoverable from ALIC under the reinsurance agreement increased by $84.7 million. The increases resulted from sales of the Company's single and flexible premium deferred annuities, and interest credited to contractholders, partially offset by surrenders, withdrawals and benefits paid. Reinsurance recoverable from ALIC relates to contract benefit obligations ceded to ALIC.

                       Glenbrook Life and Annuity Company
                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations



     Separate Account assets and liabilities increased by $145.8 million as compared with December 31, 1997. The increases were primarily attributable to increased sales of flexible premium deferred variable annuity contracts and the favorable investment performance of the Separate Account investment portfolios, partially offset by variable annuity surrenders and withdrawals.

Liquidity and Capital Resources
-------------------------------

     Under the terms of reinsurance agreements, premiums and deposits on universal life policies and investment contracts, excluding those relating to Separate Accounts, are transferred to ALIC, which maintains the investment portfolios supporting the Company's products. The Company continues to have primary liability as a direct insurer for risks reinsured.


Year 2000
---------

     The Company is heavily dependent upon complex computer systems for all phases of its operations, including customer service, and policy and contract administration. Since many of the Company's older computer software programs recognize only the last two digits of the year in any date, some software may fail to operate properly in or after the year 1999, if the software is not reprogrammed, remediated or replaced, ("Year 2000 Issue"). The Company believes that many of its counterparties and suppliers also have Year 2000 Issues which could affect the Company. In 1995, AIC commenced a plan intended to mitigate and/or prevent the adverse effects of Year 2000 Issues. These strategies include normal development and enhancement of new and existing systems, upgrades to operating systems already covered by maintenance agreements and modifications to existing systems to make them Year 2000 compliant. The plan also includes the Company actively working with its major external counterparties and suppliers to assess their compliance efforts and the Company's exposure to them. The Company presently believes that it will resolve the Year 2000 Issue in a timely manner, and the financial impact will not materially affect its results of operations, liquidity or financial position. Year 2000 costs are and will continue to be expensed as incurred.


Pending Accounting Standards
----------------------------

     Statement of Financial Accounting Standards ("SFAS") No. 131 redefines how segments are determined and requires additional segment disclosures for both annual and quarterly reporting. Under this statement, segments are determined using the "management approach" for financial statement reporting. The management approach is based on the way an enterprise makes operating decisions and assesses performance of its businesses. The Company is currently reviewing the requirements of the SFAS and has yet to determine its impact on its current reporting segments. The requirements of this statement will be adopted effective December 31, 1998.

     In December 1997, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 97-3, "Accounting by Insurance and Other Enterprises for Insurance-related Assessments." The SOP provides guidance concerning when to recognize a liability for insurance-related assessments and how those liabilities should be measured. Specifically, insurance-related assessments should be recognized as liabilities when all of the following criteria have been met: 1) an assessment has been imposed or it is probable that an assessment will be imposed, 2) the event obligating an entity to pay an assessment has occurred and 3) the amount of the assessment can be reasonably estimated. The requirements of this statement are expected to be adopted in 1999 and are not expected to have a material impact on the results of operations, cash flows or financial position of the Company.


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

 (b) Reports on 8-K

            No reports on Form 8-K were filed during the first quarter of 1998.


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

                              SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 14th day of May 1998.



                           GLENBROOK LIFE AND ANNUITY COMPANY
                           ----------------------------------
                                  (Registrant)






/s/ LOUIS G. LOWER, II               CHAIRMAN OF THE BOARD OF DIRECTORS
------------------------               AND CHIEF EXECUTIVE OFFICER
 LOUIS G. LOWER, II                  (Principal Executive Officer)



/s/ KEITH A. HAUSCHILDT              ASSISTANT VICE PRESIDENT AND CONTROLLER
------------------------              (Chief Accounting Officer)
 KEITH A. HAUSCHILDT