Form 10-Q
period 1998-06-30
GLENBROOK LIFE & ANNUITY CO
filed 1998-08-14
CIK 945094

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

                 For the quarterly period ended: June 30, 1998

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


Commission file number: 33-62193
                        33-91916
                        33-92842
                       333-00987
                       333-07275
                       333-50879


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

Yes../X/..      No


Indicate the number of shares of each of the issuer's classes of common stock, as of June 30, 1998; there were 4,200 shares of common capital stock outstanding, par value $500 per share all of which shares are held by Allstate Life Insurance Company.

                         PART I - FINANCIAL INFORMATION


Item  1.   FINANCIAL STATEMENTS

            Statements of Financial Position
            June 30, 1998(Unaudited) and December 31, 1997.................. 3

            Statements of Operations
            Three Months Ended June 30, 1998 and June 30, 1997 and Six Months
            Ended June 30, 1998 and June 30, 1997 (Unaudited)............... 4

            Statements of Cash Flows
            Six Months Ended June 30, 1998 and
                  June 30, 1997 (Unaudited)................................. 5

            Notes to Financial Statements................................... 6

Item  2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS.................... 9

Item  3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT
              MARKET RISK*..................................................N/A


                           PART II - OTHER INFORMATION


Item 1.   LEGAL PROCEEDINGS..................................................12

Item 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS*........................N/A

Item 3.   DEFAULTS UPON SENIOR SECURITIES*..................................N/A

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS*..............N/A

Item 5.   OTHER INFORMATION..................................................12

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K...................................12

SIGNATURE PAGE...............................................................13





*Omitted pursuant to General Instruction H(2) of Form 10-Q.

                      GLENBROOK LIFE AND ANNUITY COMPANY
                        STATEMENTS OF FINANCIAL POSITION



                                                               June 30,              December 31,
    ($ in thousands)                                             1998                    1997
                                                           -----------------       ----------------
                                                              (Unaudited)

    ASSETS
    Investments
       Fixed income securities, at fair value
         (amortized cost $87,553 and $81,369)              $     93,021            $     86,243
       Short-term                                                 1,126                   4,231
                                                           ------------            ------------
            Total investments                                    94,147                  90,474

    Reinsurance recoverable from Allstate
       Life Insurance Company                                 2,843,210               2,637,983
    Other assets                                                  2,704                   2,549
    Separate Accounts                                           849,776                 620,535
                                                           ------------            ------------
             Total assets                                  $  3,789,837            $  3,351,541
                                                           ============            ============

    LIABILITIES
    Contractholder funds                                   $  2,843,210            $  2,637,983
    Income taxes payable                                            883                     609
    Deferred income taxes                                         2,195                   1,772
    Net payable to affiliates                                     3,381                   2,698
    Separate Accounts                                           849,776                 620,535
                                                           ------------            ------------
             Total liabilities                                3,699,445               3,263,597
                                                           ------------            ------------

    Commitments and Contingent Liabilities (Note 4)

    SHAREHOLDER'S EQUITY
    Common stock, $500 par value, 4,200 shares authorized,
       issued, and outstanding                                    2,100                   2,100
    Additional capital paid-in                                   69,641                  69,641
    Retained income                                              15,097                  13,035
    Accumulated other comprehensive income:
             Unrealized net capital gains                         3,554                   3,168
                                                           ------------            ------------
         Total accumulated other comprehensive income             3,554                   3,168
                                                           ------------            ------------

             Total shareholder's equity                          90,392                  87,944
                                                           ------------            ------------
             Total liabilities and shareholder's equity    $  3,789,837            $  3,351,541
                                                           ============            ============



See notes to financial statements.

                       GLENBROOK LIFE AND ANNUITY COMPANY
                            STATEMENTS OF OPERATIONS



                                                     Three months ended                       Six months ended
                                                          June 30,                                June 30,
                                             -----------------------------------    -----------------------------------
($ in thousands)                                  1998                1997                1998                1997
                                             ----------------    ---------------    ---------------     ---------------
                                                                            (Unaudited)

REVENUES
   Net investment income                          $  1,541          $  1,292             $  3,127          $   2,534
   Realized capital gains and losses                     -             1,177                    -               1,184
                                                  --------          --------             --------          ---------

INCOME BEFORE INCOME TAX
     EXPENSE                                         1,541             2,469                3,127              3,718

INCOME TAX EXPENSE                                     542               866                1,065              1,307
                                                  --------          --------             --------          ---------

NET INCOME                                        $    999          $  1,603             $  2,062          $   2,411
                                                  ========          ========             ========          =========



See notes to financial statements.

                       GLENBROOK LIFE AND ANNUITY COMPANY
                            STATEMENTS OF CASH FLOWS


                                                                                        Six months ended
                                                                                             June 30,
                                                                               -------------------------------------
($ in thousands)                                                                    1998                1997
                                                                               ----------------    -----------------
                                                                                           (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                        $    2,062          $     2,411
Adjustments to reconcile net income to net cash
   provided by operating activities:
      Realized capital gains and losses                                                    -               (1,184)
      Change in deferred income taxes                                                    274                    5
      Changes in other operating assets and liabilities                                  747               (3,375)
                                                                                  ----------          -----------
        Net cash provided by (used in) operating activities                            3,083               (2,143)
                                                                                  ----------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Fixed income securities
   Proceeds from sales                                                                     -                1,405
   Investment collections                                                              3,505                1,091
   Investment purchases                                                               (9,693)             (23,572)
Change in short-term investments, net                                                  3,105               (1,247)
Participation in Separate Accounts                                                         -                4,652
                                                                                  ----------          -----------
        Net cash used in investing activities                                         (3,083)             (17,671)
                                                                                  ----------          -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Capital contribution                                                                       -               20,000
                                                                                  ----------          -----------
         Net cash provided by financing activities                                         -               20,000
                                                                                  ----------          -----------

NET INCREASE IN CASH                                                                       -                  186
CASH AT BEGINNING OF PERIOD                                                                -                    -
                                                                                  ----------          -----------
CASH AT END OF PERIOD                                                             $        -          $       186
                                                                                  ==========          ===========




See notes to financial statements.

                       GLENBROOK LIFE AND ANNUITY COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)



1.   Basis of Presentation

          The accompanying financial statements include the accounts of Glenbrook Life and Annuity Company (the "Company") a wholly owned subsidiary of Allstate Life Insurance Company ("ALIC"), which is wholly owned by Allstate Insurance Company, a wholly owned subsidiary of The Allstate Corporation (the "Corporation").

          The financial statements and notes as of June 30, 1998 and for the three-month and six-month periods ended June 30, 1998 and 1997 are unaudited. The interim financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. These financial statements and notes should be read in conjunction with the financial statements and notes thereto included in the Glenbrook Life and Annuity Company Annual Report on Form 10-K for 1997. The results of operations for the interim period should not be considered indicative of results to be expected for the full year.

          Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." Comprehensive income is a measurement of certain changes in shareholder's equity that result from transactions and other economic events other than transactions with shareholders. For the Company, these consist of changes in unrealized gains and losses of the investment portfolio. These amounts, presented as other comprehensive income, net of related taxes, are added to net income which results in comprehensive income. The required disclosures are presented in Note 3.

          In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The SOP provides guidance on accounting for the costs of computer software developed or obtained for internal use. Specifically, certain external, payroll and payroll related costs should be capitalized during the application development stage of a software development project and depreciated over the computer software's useful life. The Company has adopted the SOP effective January 1, 1998.


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

         ($ in thousands)                                 Three months ended                  Six months ended
                                                               June 30,                           June 30,
                                                    -------------------------------    -------------------------------
                                                        1998             1997              1998              1997
                                                    -------------    --------------    -------------     -------------

         Contract charges                             $  5,081          $  2,559         $  9,188          $  4,621
         Credited interest, policy benefits
             and expenses                               48,319            41,450           94,602            79,063


3.      Comprehensive Income

          The components of other comprehensive income on a pretax and after-tax basis are as follows:

                                                                      Three months ended June 30,
                                               ---------------------------------------------------------------------------
         ($ in thousands)                                    1998                                   1997
                                               ----------------------------------   --------------------------------------
                                                             Income                               Income
                                                               tax       After-                     tax         After-
                                                 Pretax      effect        tax       Pretax       effect         tax
                                                 ------      ------      ------      ------       ------        ------
         Unrealized capital gains and losses:
         Unrealized holding gains
             (losses) arising during
             the period                         $   753    $    (264)   $    489   $    2,995   $   (1,049)  $    1,946
         Less:  reclassification adjust-
             ment for realized net
             capital gains included in
             net income                               -            -           -        1,177         (412)         765
                                                -------    ---------    --------   ----------   ----------   ----------

         Other comprehensive income             $   753    $    (264)   $    489     $  1,818   $     (637)  $    1,181
                                                =======    =========    --------   ==========   ==========   ----------
         Net income                                                          999                                  1,603
                                                                        --------                             ----------
         Comprehensive income                                           $  1,488                             $    2,784
                                                                        ========                             ==========



                       GLENBROOK LIFE AND ANNUITY COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)



                                                              Six months ended June 30,
                                        ---------------------------------------------------------------------------
 ($ in thousands)                                    1998                                   1997
                                        ----------------------------------   --------------------------------------
                                                      Income                               Income
                                                        tax        After-                    tax         After-
                                          Pretax      effect        tax       Pretax       effect         tax
                                          ------      ------       ------     ------       ------        ------
  Unrealized capital gains and losses:
  Unrealized holding gains
      (losses) arising during
       the period                         $   595    $   (209)   $    386   $     829    $    (290)   $     539
  Less:  reclassification adjust-
         ment for realized net
         capital gains included in
         net income                             -           -           -       1,184         (414)         770
                                          -------    --------    --------   ---------    ---------    ---------

  Other comprehensive income              $   595    $   (209)   $    386   $    (355)   $     124    $    (231)
                                          =======    ========    --------   =========    =========    ---------
  Net income                                                        2,062                                 2,411
                                                                 --------                             ---------
  Comprehensive income                                           $  2,448                             $   2,180
                                                                 ========                             =========


4.   Regulation and Legal Proceedings

     The Company's business is subject to the effects of a changing social, economic and regulatory environment. Public and regulatory initiatives have varied and have included employee benefit regulation, removal of barriers preventing banks from engaging in the securities and insurance business, tax law changes affecting the taxation of insurance companies, the tax treatment of insurance products and its impact on the relative desirability of various personal investment vehicles, and proposed legislation to prohibit the use of gender in determining insurance rates and benefits. The ultimate changes and eventual effects, if any, of these initiatives are uncertain.

     From time to time the Company is involved in pending and threatened litigation in the normal course of its business in which claims for monetary damages are asserted. In the opinion of management, the ultimate liability, if any, arising from such pending or threatened litigation is not expected to have a material effect on the results of operations, liquidity or financial position of the Company.

                       Glenbrook Life and Annuity Company
                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations



     The following discussion highlights significant factors influencing results of operations and changes in financial position of Glenbrook Life and Annuity Company (the "Company"). It should be read in conjunction with the financial statements and notes thereto found under Part I. Item 1 contained herein and the financial statements and notes thereto found under Part II. Item 8, with the discussion and analysis found under Part II. Item 7 of the Glenbrook Life and Annuity Company Annual Report on Form 10-K for 1997.

     The Company, a wholly owned subsidiary of Allstate Life Insurance Company ("ALIC"), which is wholly owned by Allstate Insurance Company ("AIC"), a wholly owned subsidiary of The Allstate Corporation (the "Corporation"), markets life insurance and annuity products through banks and broker-dealers.

     The Company issues flexible premium deferred variable annuity contracts and variable life policies, the assets and liabilities of which are legally segregated and reflected as Separate Account assets and liabilities. Separate Account assets and liabilities are carried at fair value in the statements of financial position. Certain of the Separate Account investment portfolios were initially funded with a $10.0 million seed money contribution from the Company in 1995. During 1997, the Company liquidated its funding in the Separate Account investment portfolios. Investment income and realized gains and losses of the Separate Accounts, other than the portion which related to the Company's participation, accrue directly to the contractholders (net of fees) and, therefore, are not included in the Company's statements of operations.


Results of Operations

($ in thousands)
                                                   Three months ended                       Six months ended
                                                         June 30,                               June 30,
                                           ------------------------------------    ------------------------------------
                                                1998                1997                1998                1997
                                           ----------------    ----------------    --------------    ------------------
      Net investment income                   $   1,541           $   1,292          $   3,127          $   2,534
                                              =========           =========          =========          =========
      Realized capital gains and
          losses, after-tax                   $       -           $     766          $       -          $     770
                                              =========           =========          =========          =========
      Net income                              $     999           $   1,603          $   2,062          $   2,411
                                              =========           =========          =========          =========
      Investments                             $  94,147           $  72,544          $  94,147          $  72,544
                                              =========           =========          =========          =========

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

     Net income for the three-month and six-month periods ended June 30, 1998 decreased $604 thousand and $349 thousand, respectively, compared with the same periods in 1997. Increased investment income was more than offset by decreased realized capital gains in both periods. Realized capital gains in 1997 were associated primarily with the withdrawal of the Company's seed money investment in Separate Account portfolios.

                       Glenbrook Life and Annuity Company
                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations


     Pretax net investment income increased 19.3% and 23.4% in the second quarter and the first six months of 1998, respectively, from the comparable 1997 periods. Additional investment income was earned on higher investment balances arising from positive cash flows from operating activities.

Financial Position

($ in thousands)

                                                                     June 30,              December 31,
                                                                       1998                    1997
                                                                 --------------            ------------

                 Fixed income securities (1)                     $       93,021            $     86,243
                 Short-term investments                                   1,126                   4,231
                                                                 --------------            ------------
                       Total investments                         $       94,147            $     90,474
                                                                 ==============            ============
                 Reinsurance recoverable from ALIC               $    2,843,210            $  2,637,983
                                                                 ==============            ============
                 Separate Account assets and liabilities         $      849,776            $    620,535
                                                                 ==============            ============
                 Contractholder funds                            $    2,843,210            $  2,637,983
                                                                 ==============            ============

(1) Fixed income securities are carried at fair value. Amortized cost for these securities was $87,553 and $81,369 at June 30, 1998 and December 31, 1997, respectively.


     The Company's fixed income securities portfolio consists of mortgage-backed securities, publicly traded corporate bonds, U.S. government bonds and tax-exempt municipal bonds. The Company generally holds its fixed income securities for the long term, but has classified all of these securities as available for sale to allow maximum flexibility in portfolio management.

     Total investments increased to $94.1 million at June 30, 1998 from $90.5 million at December 31, 1997. The increase in investments is primarily due to amounts invested from positive cash flows generated from operations and an increase in unrealized net capital gains on the fixed income securities portfolio. At June 30, 1998, unrealized net capital gains on fixed income securities were $5.5 million compared to $4.9 million at December 31, 1997.

     At June 30, 1998, all of the Company's fixed income securities portfolio is rated investment grade, with a National Association of Insurance Commissioners rating of 1 or 2 or a Moody's rating of Aaa, Aa, A, or Baa, or a comparable Company internal rating.

     The Company's short-term investment portfolio was $1.1 million and $4.2 million at June 30, 1998 and December 31, 1997, respectively. The Company invests available cash balances primarily in taxable short-term securities having a final maturity date or redemption date of one year or less.

     During 1998, contractholder funds and amounts recoverable from ALIC under the reinsurance agreement increased by $205.2 million. The increases resulted from sales of the Company's single and flexible premium deferred annuities and interest credited to contractholders, partially offset by surrenders, withdrawals and benefits paid. Reinsurance recoverable from ALIC relates to contract benefit obligations ceded to ALIC.

     Separate Account assets and liabilities increased by $229.2 million as compared with December 31, 1997. The increases were primarily attributable to sales of flexible premium deferred variable annuity contracts and the favorable investment performance of the Separate Account investment portfolios, partially offset by variable annuity surrenders and withdrawals.

                       Glenbrook Life and Annuity Company
                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations

Liquidity and Capital Resources

         Under the terms of reinsurance agreements, premiums and deposits on universal life policies and annuity contracts, excluding those relating to Separate Accounts, are transferred to ALIC, which maintains the investment portfolios supporting the Company's products. The Company continues to have primary liability as a direct insurer for risks reinsured.

Year 2000


     The Company is heavily dependent upon complex computer systems for all phases of its operations, including customer service, and policy and contract administration. Since many of the Company's older computer software programs recognize only the last two digits of the year in any date, some software may fail to operate properly in or after the year 1999, if the software is not reprogrammed, remediated or replaced ("Year 2000 Issue"). The Company believes that many of its counterparties and suppliers also have Year 2000 Issues which could affect the Company. In 1995, AIC commenced a plan intended to mitigate and/or prevent the adverse effects of Year 2000 Issues. These strategies include normal development and enhancement of new and existing systems, upgrades to operating systems already covered by maintenance agreements and modifications to existing systems to make them Year 2000 compliant. The plan also includes the Company actively working with its major external counterparties and suppliers to assess their compliance efforts and the Company's exposure to them. The Company presently believes that it will resolve the Year 2000 Issue in a timely manner, and the financial impact will not materially affect its results of operations, liquidity or financial position. The Company is working closely with its business partners, counterparties and suppliers in an effort to bring all communications, facilities, software and systems into Year 2000 compliance. Year 2000 costs are expensed as incurred.

Pending Accounting Standards

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 redefines how segments are determined and requires additional segment disclosures for both annual and quarterly reporting. Under this Statement, segments are determined using the "management approach" for financial statement reporting. The management approach is based on the way an enterprise makes operating decisions and assesses performance of its businesses. The Company is currently reviewing the requirements of the Statement and has not determined the impact on its current reporting. The requirements of this Statement will be adopted effective December 31, 1998.

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

 (b) Reports on 8-K

            No reports on Form 8-K were filed during the second quarter of 1998.


* Previously filed in Form S-1 Registration Statement No.333-07275 dated June 28, 1996 and incorporated by reference.

** Previously filed in Form S-1 Registration Statement No. 33-91916 dated May 4, 1995 and incorporated by reference. Previously filed in Form S-1 Registration Statement No. 33-92842 dated May 30, 1995 and incorporated by reference. Previously filed in Form N-4 Registration Statement No. 33-62203 dated November 21, 1995 and incorporated by reference. Previously filed in Form N-4 Registration Statement No.333-00999 dated August 23, 1996 and incorporated by reference. Previously filed in Form N-4 Registration Statement No. 333-50879 dated April 23, 1998 and incorporated by reference.

*** Previously filed in Form S-1 Registration Statement No. 33-91916 dated May 1, 1997 and incorporated by reference. Previously filed in Form S-1 Registration Statement No. 33-92842 dated April 1, 1997 and incorporated by reference. Previously filed in Form S-1 Registration Statement No. 33-62193 dated April 1, 1997 and incorporated by reference. Previously filed in Form S-1 Registration Statement No.333-00987 dated April 1, 1997 and incorporated by reference. Previously filed in Form N-4 Registration Statement No. 333-50879 dated April 23, 1998 and incorporated by reference.

**** Previously filed in Pre-Effective Amendment No. 1 of Form N-4 Registration Statement No. 33-91914 dated September 15, 1995 and incorporated by reference. Previously filed in Form S-1 Registration Statement No. 33-92842 dated August 24, 1995 and incorporated by reference. Previously filed in Form S-1 Registration Statement No. 33-62193 dated November 22, 1995 and incorporated by reference. Previously filed in Form S-1 Registration Statement No.333-00987 dated August 23, 1996 and incorporated by reference. Previously filed in Form N-4 Registration Statement No. 333-50879 dated April 23, 1998 and incorporated by reference.

                              SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 14th day of August 1998.



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