Form 10-Q
period 1998-09-30
GLENBROOK LIFE & ANNUITY CO
filed 1998-11-13
CIK 945094

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


[x]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 1998

                              OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934


Commission file number: 33-62193
                        33-91916
                        33-92842
                        333-00987
                        333-07275
                        333-50873

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

Yes../X/..      No

     Indicate the number of shares of each of the issuer's classes of common stock, as of September 30, 1998; there were 4,200 shares of common capital stock outstanding, par value $500 per share all of which shares are held by Allstate Life Insurance Company.

                         PART I - FINANCIAL INFORMATION


Item  1.   Financial Statements                                           Page

            Statements of Financial Position As Of
            September 30, 1998 (Unaudited) and December 31, 1997              3

            Statements of Operations
            Three Months Ended September 30, 1998 and
            September 30, 1997 (Unaudited)
            Nine Months Ended September 30, 1998 and
            September 30, 1997 (Unaudited)                                    4

            Statements of Cash Flows
            Nine Months Ended September 30, 1998 and
            September 30, 1997 (Unaudited)                                    5

            Notes to Financial Statements (Unaudited)                         6

Item  2.   Management's Discussion and Analysis of
           Financial Condition and Results of Operations                     10

Item 3.    Quantitative and Qualitative Disclosure about Market Risk*        N/A


                           PART II - OTHER INFORMATION


Item 1.   Legal Proceedings                                                  14

Item 2.   Changes in Securities and the Use of Proceeds*                     N/A

Item 3.   Defaults Upon Senior Securities*                                   N/A

Item 4.   Submission of Matters to a Vote of Security Holders*               N/A

Item 5.   Other Information                                                  14

Item 6.   Exhibits and Reports on Form 8-K                                   14

Signature Page


*Omitted pursuant to General Instruction H(2) of Form 10-Q.

                       GLENBROOK LIFE AND ANNUITY COMPANY
                        STATEMENTS OF FINANCIAL POSITION



                                                                        September 30,           December 31,
    ($ in thousands)                                                         1998                   1997
                                                                      -------------------    --------------------
                                                                        (Unaudited)

    ASSETS
    Investments
       Fixed income securities, at fair value
         (amortized cost $87,463 and $81,369)                            $     96,046            $     86,243
       Short-term                                                               2,593                   4,231
                                                                         ------------            ------------
            Total investments                                                  98,639                  90,474

    Reinsurance recoverable from Allstate
       Life Insurance Company                                               2,981,675               2,637,983
    Cash                                                                        2,505                       -
    Other assets                                                                2,908                   2,549
    Separate Accounts                                                         801,444                 620,535
                                                                         ------------            ------------
             Total assets                                                $  3,887,171            $  3,351,541
                                                                         ============            ============

    LIABILITIES
    Contractholder funds                                                 $  2,981,675            $  2,637,983
    Income taxes payable                                                        1,443                     609
    Deferred income taxes                                                       3,286                   1,772
    Net payable to affiliates                                                   5,902                   2,698
    Separate Accounts                                                         801,444                 620,535
                                                                         ------------            ------------
             Total liabilities                                              3,793,750               3,263,597
                                                                         ------------            ------------

    Commitments and Contingent Liabilities (Note 4)

    SHAREHOLDER'S EQUITY
    Common stock, $500 par value, 4,200 shares authorized,
       issued, and outstanding                                                  2,100                   2,100
    Additional capital paid-in                                                 69,641                  69,641
    Retained income                                                            16,101                  13,035
    Accumulated other comprehensive income:
              Unrealized net capital gains                                      5,579                   3,168
                                                                         ------------            ------------
         Total accumulated other comprehensive income                           5,579                   3,168
                                                                         ------------            ------------

             Total shareholder's equity                                        93,421                  87,944
                                                                         ------------            ------------
             Total liabilities and shareholder's equity                  $  3,887,171            $  3,351,541
                                                                         ============            ============



See notes to financial statements.

                       GLENBROOK LIFE AND ANNUITY COMPANY
                            STATEMENTS OF OPERATIONS


                                                     Three months ended                      Nine months ended
                                                        September 30,                          September 30,
                                             ------------------------------------    -----------------------------------
($ in thousands)                                  1998                1997                1998                1997
                                             ----------------    ----------------    ---------------     ---------------
                                                                             (Unaudited)

REVENUES
   Net investment income                        $    1,563         $    1,304         $    4,690           $    3,838
   Realized capital gains and losses                     -              2,121                  -                3,305
                                                ----------         ----------         ----------           ----------

INCOME BEFORE INCOME TAX
     EXPENSE                                         1,563              3,425              4,690                7,143

INCOME TAX EXPENSE                                     559              1,201              1,624                2,508
                                                ----------         ----------         ----------           ----------

NET INCOME                                      $    1,004         $    2,224         $    3,066           $    4,635
                                                ==========         ==========         ==========           ==========



See notes to financial statements.

                       GLENBROOK LIFE AND ANNUITY COMPANY
                            STATEMENTS OF CASH FLOWS


                                                                                        Nine months ended
                                                                                          September 30,
                                                                               -------------------------------------
($ in thousands)                                                                    1998                1997
                                                                               ----------------    -----------------
                                                                                           (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                         $   3,066           $    4,635
Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
      Realized capital gains and losses                                                    -               (3,305)
      Changes in deferred income taxes                                                   211                    5
      Changes in other operating assets and liabilities                                3,649               (7,707)
                                                                                   ---------           ----------
        Net cash provided by (used in) operating activities                            6,926               (6,372)
                                                                                   ---------           ----------

CASH FLOWS FROM INVESTING ACTIVITIES
Fixed income securities
   Proceeds from sales                                                                     -                1,405
   Investment collections                                                              5,164                1,508
   Investment purchases                                                              (11,265)             (25,542)
Change in short-term investments, net                                                  1,680               (1,055)
Participation in Separate Accounts                                                         -               10,056
                                                                                   ---------           ----------
        Net cash used in investing activities                                         (4,421)             (13,628)
                                                                                   ---------           ----------

CASH FLOWS FROM FINANCING ACTIVITIES
Capital contribution                                                                       -               20,000
                                                                                   ---------           ----------
         Net cash provided by financing activities                                         -               20,000
                                                                                   ---------           ----------

NET INCREASE IN CASH                                                                   2,505                    -
CASH AT BEGINNING OF PERIOD                                                                -                    -
                                                                                   ---------           ----------

CASH AT END OF PERIOD                                                              $   2,505           $        -
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

          The financial statements and notes as of September 30, 1998 and for the three month and nine month periods ended September 30, 1998 and 1997 are unaudited. The financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. These financial statements and notes should be read in conjunction with the financial statements and notes thereto included in the Glenbrook Life and Annuity Company Annual Report on Form 10-K for 1997. The results of operations for the interim period should not be considered indicative of results to be expected for the full year.

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

                       GLENBROOK LIFE AND ANNUITY COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)




          In December 1997, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued SOP 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments." The SOP is required to be adopted in 1999. The SOP provides guidance concerning when to recognize a liability for insurance-related assessments and how those liabilities should be measured. Specifically, insurance-related assessments should be recognized as liabilities when all of the following criteria have been met: 1) an assessment has been imposed or it is probable that an assessment will be imposed, 2) the event obligating an entity to pay an assessment has occurred and 3) the amount of the assessment can be reasonably estimated. The requirements of this SOP are not expected to have a material impact on the results of operations, liquidity or financial position of the Company. The Company expects to adopt the SOP as of January 1, 1999.


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

         ($ in thousands)                                 Three months ended                 Nine months ended
                                                            September 30,                      September 30,
                                                    -------------------------------    --------------------------------
                                                         1998             1997              1998              1997
                                                    -------------    --------------    -------------     -------------

         Contract charges                             $  5,010          $  3,072          $ 14,198         $  7,692
         Credited interest, policy benefits
             and other expenses                         62,025            44,967           156,627          124,030



                       GLENBROOK LIFE AND ANNUITY COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)



3.   Comprehensive Income

          The components of other comprehensive income on a pretax and after-tax basis are as follows:

                                                                    Three months ended September 30,
                                               ---------------------------------------------------------------------------
         ($ in thousands)                                    1998                                   1997
                                               ----------------------------------   --------------------------------------
                                                             Income                               Income
                                                               tax       After-                     tax         After-
                                                 Pretax      effect        tax       Pretax       effect         tax
                                                 ------      ------      ------      ------       ------        ------
         Unrealized capital gains and losses:
         Unrealized holding gains arising
             during the period                   $3,115      $(1,090)    $2,025     $ 1,912       $ (669)      $ 1,243
         Less:  reclassification adjust-
             ment for realized net
             capital gains included in
             net income                               -            -          -       2,121         (743)        1,378
                                                 ------      -------     ------     -------       ------       -------

         Other comprehensive income              $3,115      $(1,090)    $2,025     $  (209)      $   74       $  (135)
                                                 ======      =======     ------     =======       ======       -------
         Net income                                                       1,004                                  2,224
                                                                         ------                                -------
         Comprehensive income                                            $3,029                                $ 2,089
                                                                         ======                                =======

                                                                    Nine months ended September 30,
                                               ---------------------------------------------------------------------------
         ($ in thousands)                                    1998                                   1997
                                               ----------------------------------   --------------------------------------
                                                             Income                               Income
                                                               tax       After-                     tax         After-
                                                 Pretax      effect        tax       Pretax       effect         tax
                                                 ------      ------      ------      ------       ------        ------
         Unrealized capital gains and losses:
         Unrealized holding gains arising
             during the period                   $3,710      $(1,299)    $ 2,411     $2,741       $ (959)       $1,782
         Less:  reclassification adjust-
             ment for realized net
             capital gains included in
             net income                               -            -           -      3,305       (1,157)        2,148
                                                 ------      -------     -------     ------       ------        ------

         Other comprehensive income              $3,710      $(1,299)    $ 2,411     $ (564)      $  198        $ (366)
                                                 ======      =======     -------     ======       ======        ------
         Net income                                                        3,066                                 4,635
                                                                         -------                                ------
         Comprehensive income                                            $ 5,477                                $4,269
                                                                         =======                                ======


                       GLENBROOK LIFE AND ANNUITY COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)



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

                       Glenbrook Life and Annuity Company
                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations



     The following discussion highlights significant factors influencing results of operations and changes in financial position of Glenbrook Life and Annuity Company (the "Company"). It should be read in conjunction with the financial statements and notes thereto found under Part I. Item 1 contained herein and the discussion, analysis, financial statements and notes thereto found under Part
II. Item 7 and Item 8 of the Glenbrook Life and Annuity Company Annual Report on Form 10-K for 1997.

     The Company, a wholly owned subsidiary of Allstate Life Insurance Company ("ALIC"), which is wholly owned by Allstate Insurance Company ("AIC"), a wholly owned subsidiary of The Allstate Corporation (the "Corporation"), markets life insurance and annuity products through banks and broker-dealers. Life insurance policies include both interest-sensitive and variable life insurance products. Annuity contracts include deferred annuities, such as variable annuities and fixed rate flexible premium annuities.

     Flexible premium deferred variable annuity contracts and variable life policies are legally segregated and reflected as Separate Account assets and liabilities and are carried at fair value in the statements of financial position. Certain of the Separate Account investment portfolios were initially funded with a $10.0 million seed money contribution from the Company in 1995.
During 1997, the Company liquidated its funding in the Separate Account investment portfolios. Investment income and realized gains and losses of the Separate Accounts, other than the portion which related to the Company's participation, accrue directly to the contractholders (net of fees) and, therefore, are not included in the Company's statements of operations.

Results of Operations

($ in thousands)

                                                   Three months ended                       Nine months ended
                                                      September 30,                           September 30,
                                           ------------------------------------    ------------------------------------
                                                1998                1997                1998                1997
                                           ----------------    ----------------    ----------------    ----------------

      Net investment income                 $ 1,563              $ 1,304              $ 4,690              $ 3,838
                                            =======              =======              =======              =======
      Realized capital gains and
          losses, after-tax                 $     -              $ 1,379              $     -              $ 2,148
                                            =======              =======              =======              =======
      Net income                            $ 1,004              $ 2,224              $ 3,066              $ 4,635
                                            =======              =======              =======              =======
      Investments                           $98,639              $75,450              $98,639              $75,450
                                            =======              =======              =======              =======

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

     Net income for the three month and nine month periods ended September 30, 1998 decreased $1.2 million and $1.6 million, respectively, compared with the same periods in 1997. Increased net investment income was more than offset by decreased realized capital gains in both periods. Realized capital gains in 1997 were associated primarily with the withdrawal of the Company's seed money investment in Separate Account portfolios.

                       Glenbrook Life and Annuity Company
                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations
                                   (Continued)


     Pretax net investment income increased 19.9% and 22.2% in the third quarter and the first nine months of 1998, respectively, from the comparable 1997 periods. Additional investment income earned on higher investment balances was partially offset by lower portfolio yields.

Financial Position

($ in thousands)

                                                                   September 30,        December 31,
                                                                       1998                 1997
                                                                ----------------     -----------------

                 Fixed income securities (1)                      $    96,046          $    86,243
                 Short-term investments                                 2,593                4,231
                                                                  -----------          -----------
                       Total investments                          $    98,639          $    90,474
                                                                  ===========          ===========
                 Reinsurance recoverable from ALIC                $ 2,981,675          $ 2,637,983
                                                                  ===========          ===========
                 Separate Account assets and liabilities          $   801,444          $   620,535
                                                                  ===========          ===========
                 Contractholder funds                             $ 2,981,675          $ 2,637,983
                                                                  ===========          ===========

                (1) Fixed income securities are carried at fair value. Amortized cost for these securities was $87,463 and $81,369 at September
                  30, 1998 and December 31, 1997, respectively.


     The Company's fixed income securities portfolio consists of publicly traded corporate bonds, mortgage-backed securities, U.S. government bonds and municipal bonds. The Company generally holds its fixed income securities for the long term, but has classified all of these securities as available for sale to allow maximum flexibility in portfolio management.

     Total investments increased to $98.6 million at September 30, 1998 from $90.5 million at December 31, 1997. The increase in investments is primarily due to amounts invested from positive cash flows generated from operations and an increase in unrealized net capital gains on the fixed income securities portfolio. At September 30, 1998, unrealized net capital gains on fixed income securities were $8.6 million compared to $4.9 million at December 31, 1997.

     The Company's fixed income securities portfolio is rated investment grade, with a National Association of Insurance Commissioners rating of 1 or 2 or a Moody's rating of Aaa, Aa, A, or Baa, or a comparable Company internal rating.

     The carrying value of the Company's short-term investment portfolio was $2.6 million and $4.2 million at September 30, 1998 and December 31, 1997, respectively. The Company generally invests available cash balances primarily in taxable short-term securities having a final maturity date or redemption date of one year or less.

     During 1998, contractholder funds and amounts recoverable from ALIC under the reinsurance agreement increased by $343.7 million. The increases resulted from sales of the Company's fixed annuities and interest credited to contractholders, partially offset by surrenders, withdrawals and benefits paid. Reinsurance recoverable from ALIC relates to contract benefit obligations ceded to ALIC.

                       Glenbrook Life and Annuity Company
                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations
                                   (Continued)



     Separate Account assets and liabilities increased by $180.9 million compared with December 31, 1997. The increases were primarily attributable to sales of variable annuity contracts partially offset by variable annuity surrenders and withdrawals, and a decline in the investment performance of the Separate Account investment portfolios.

Liquidity and Capital Resources

     Under the terms of reinsurance agreements, premiums and deposits on life insurance policies and annuity contracts, excluding those relating to Separate Accounts, are transferred to ALIC, which maintains the investment portfolios supporting the Company's products. The Company continues to have primary liability as the direct insurer for risks reinsured.

Year 2000


     The Company is heavily dependent upon complex computer systems for all phases of its operations, including customer service, policy and contract administration, investment processing and other enterprise systems. Since many of the Company's older computer software programs recognize only the last two digits of the year in any date, some software may fail to operate properly in or after the year 1999, if the software is not reprogrammed, remediated, or replaced ("Year 2000"). Also, many systems and equipment that are not typically thought of as computer-related (referred to as "non-IT") contain imbedded hardware or software that may have a Year 2000 sensitive component. The Company believes that many of its counterparties and suppliers also have Year 2000 issues and non-IT issues which could affect the Company.

     In 1995, the Corporation commenced a plan consisting of four phases which are intended to mitigate and/or prevent the adverse affects of the Year 2000 issues on its systems: (1) assessment and analysis of affected systems and equipment; (2) remediation and compliance of systems and equipment through strategies that include the enhancement of new and existing systems, upgrades to operating systems already covered by maintenance agreements and modifications to existing systems to make them Year 2000 compliant; (3) testing of systems and equipment using clock-forward testing for both current and future dates and for dates which trigger specific processing; and (4) contingency planning which will address possible adverse scenarios and the potential financial impact to the Company's results of operations, liquidity or financial position.

     The Corporation believes that the first step of this plan, assessment, is complete, and is currently in the remediation phase for all systems and equipment. The Corporation is relying on other remediation techniques for its midrange and personal computer environments, and certain mainframe applications. Management believes the majority of the Corporation's computer systems and equipment will be remediated by the end of 1998, with the investment processing systems and certain midrange computers to be remediated by the middle of 1999.

     The third phase of the plan which includes clock-forward testing of the Corporation's systems and non-IT, is scheduled to be largely complete by the end of 1998. The Corporation is currently in the process of identifying key processes and developing contingency plans in the event that the systems and equipment supporting these processes are not Year 2000 compliant at the end of 1999. Management believes these contingency plans should be completed by mid-1999. Until these plans are complete, management is unable to determine an estimate of the most reasonably possible worst case scenario due to issues relating to the Year 2000.

                       Glenbrook Life and Annuity Company
                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations
                                   (Continued)


     In addition, the Company is actively working with its major external counterparties and suppliers to assess their compliance efforts and the Company's exposure to both their Year 2000 issues and non-IT issues. The Company is currently soliciting its key external counterparties and suppliers to certify that they are compliant with the Year 2000 issues or are taking actions they believe will adequately prepare them for the Year 2000. The Company will continue its efforts to receive responses on Year 2000 compliance from these parties. If key vendors are unable to meet the Year 2000 requirement, the Company intends to prepare contingency plans that will allow the Company to continue to sell to and service its customers. Management believes these contingency plans should be completed by mid-1999. The Company may also be exposed to the risk that the issuers of investments will be adversely impacted by Year 2000 issues.

     The Company presently believes that it will resolve the Year 2000 issue in a timely manner, and the costs incurred to achieve Year 2000 compliance of Company systems are not expected to be material to the Company's results of operations, liquidity or financial position. Year 2000 costs are expensed as incurred.


Pending Accounting Standards



     In December 1997, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments." The SOP is required to be adopted in 1999. The SOP provides guidance concerning when to recognize a liability for insurance-related assessments and how those liabilities should be measured. Specifically, insurance-related assessments should be recognized as liabilities when all of the following criteria have been met: 1) an assessment has been imposed or it is probable that an assessment will be imposed, 2) the event obligating an entity to pay an assessment has occurred and 3) the amount of the assessment can be reasonably estimated. The requirements of this SOP are not expected to have a material impact on the results of operations, liquidity or financial position of the Company. The Company expects to adopt the SOP as of January 1, 1999.



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

 (b) Reports on 8-K

            No reports on Form 8-K were filed during the third quarter of 1998.


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

*** Previously filed and incorporated by reference in the following Form S-1 registration statements: 33-91916 filed April 1, 1998; 33-62193 filed April 1, 1998; 33-92842 filed April 1, 1998; 333-00987 filed April 1, 1998; 333-07275 filed April 1, 1998; and 333-50873 filed April 24, 1998.

**** Previously filed and incorporated by reference in the following Form S-1 registration statements: 33-91916 filed April 1, 1998; 33-62193 filed April 1, 1998; 33-92842 filed April 1, 1998; 333-00987 filed April 1, 1998; 333-07275 filed April 1, 1998; and 333-50873 filed April 24, 1998.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           Glenbrook Life and Annuity Company
                                 (Registrant)





DATE November 13, 1998                /s/ LOUIS G. LOWER, II
    ----------------------            ----------------------

                                      LOUIS G.  LOWER, II
                                      CHAIRMAN OF THE BOARD OF DIRECTORS
                                         and CHIEF EXECUTIVE OFFICER
                                      (Principal Executive Officer)




DATE November 13, 1998                /s/KEITH A. HAUSCHILDT
    ----------------------            ----------------------
                                      KEITH A. HAUSCHILDT
                                      ASSISTANT VICE PRESIDENT AND CONTROLLER
                                      (Chief Accounting Officer)