Form 10-K
period 1998-12-31
GLENBROOK LIFE & ANNUITY CO
filed 1999-03-30
CIK 945094

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

For fiscal year ended December 31, 1998     Commission file numbers: 033-62193
                                                                     033-91916
                                                                     033-92842
                                                                     333-00987
                                                                     333-07275
                                                                     333-50873
                                                                     333-60337
                                                                     333-50879
                                                                     033-91914
                                                                     333-00999
                                                                     333-02581
                                                                     333-28227
                                                                     333-25045
                                                                     033-62203

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

                Yes      X                   No
                        ---                        ---
      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      As of December 31, 1998, there were 4,200 shares of common capital stock outstanding, par value $500 per share all of which shares are held by Allstate Life Insurance Company.

                      GLENBROOK  LIFE  AND  ANNUITY   COMPANY
          (A wholly owned subsidiary of Allstate Life Insurance Company)

                    Annual Report for 1998 On Form 10-K

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

                                   PART II

ITEM 5.     Market for Registrant's Common Equity and
            Related Stockholder Matters......................................5
ITEM 6.     Selected Financial Data*....................................... N/A
ITEM 7.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations........................................6
ITEM 7A.    Quantitative and Qualitative Disclosures About
            Market Risk......................................................13
ITEM 8.     Financial Statements and Supplementary Data.......................13
ITEM 9.     Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosure.............................................13

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

                                   PART IV

ITEM 14.    Exhibits, Financial Statement Schedules, and
            Reports on Form 8-K............................................14

Index to Financial Statement Schedules.....................................15
Signatures.................................................................16
Exhibit Index..............................................................E-1

*  Omitted pursuant to General Instruction I(2) of Form 10-K.
** Item prepared in accordance with General Instruction I(2) of Form 10-K.

                                 PART I

ITEM 1.  BUSINESS

     Glenbrook Life and Annuity Company (hereinafter "Glenbrook Life" or the "Company"), is a stock life insurance company which was organized under the laws of the State of Illinois in 1992 and redomesticated to Arizona in December, 1998. The Company was originally organized under the laws of the State of Indiana in 1965. From 1965 to 1983 the Comany was known as "United Standard Life Assurance Company" and from 1983 to 1992 the Company was known as "William Penn Life Assurance Company of America."

     Glenbrook Life is a wholly owned subsidiary of Allstate Life Insurance Company ("ALIC"), a stock life insurance company incorporated under the laws of Illinois. Allstate Life is a wholly owned subsidiary of Allstate Insurance Company ("AIC"), a stock property-liability insurance company incorporated under the laws of Illinois. All of the outstanding capital stock of AIC is owned by The Allstate Corporation ("Corporation").

     Glenbrook Life's operations consist of one business segment which is the sale of life insurance and savings products.

     Glenbrook Life and ALIC entered into reinsurance agreements, effective June 5, 1992, under which Glenbrook Life reinsures substantially all of its business with ALIC. Under the agreements, purchase payments under substantially all general account contracts are transferred to ALIC and become invested with the assets of ALIC, and ALIC accepts 100% of the liability under such contracts. However, the obligations of ALIC under the reinsurance agreements are to the Company. In addition, assets of the Company that relate to insurance in-force excluding Separate Account assets are transferred to ALIC. Therefore, the funds necessary to support the operations of the Company are provided by ALIC and the Company is not required to obtain additional capital to support in-force or future business.

     Under the Company's reinsurance agreements with ALIC, the Company reinsures substantially all reserve liabilities with ALIC except for variable contracts. The Company's variable contract assets and liabilities are held in legally-segregated, unitized Separate Accounts and are retained by the Company. However, the transactions related to such variable contracts such as premiums, expenses and benefits are transferred to ALIC.

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

     Glenbrook Life is registered with the Securities and Exchange Commission ("SEC") as an issuer of registered products. The SEC also regulates certain Glenbrook Life Separate Accounts which issue variable life contracts or, together with the Company, issue variable annuity contracts.

ITEM 2.  PROPERTIES

     Glenbrook Life occupies office space provided by AIC, in Northbrook, Illinois. Expenses associated with these offices are allocated to Glenbrook Life.

ITEM 3.  LEGAL PROCEEDINGS

     The Company and its Board of Directors know of no material legal proceedings pending to which the Company is a party or which would materially affect the Company. The Company is involved in pending and threatened litigation in the normal course of its business in which claims for monetary damages are asserted. Management, after consultation with legal counsel, does not anticipate the ultimate liability arising from such pending or threatened litigation to have a material effect on the position or results of operations of the Company.

                                 PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     All of the Company's outstanding shares are owned by its parent, ALIC. ALIC's outstanding shares are owned by AIC. All of the outstanding shares of AIC are owned by The Corporation.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


      The following discussion highlights significant factors influencing results of operations and changes in financial position of Glenbrook Life and Annuity Company (the "Company"). It should be read in conjunction with the financial statements and related notes.

     The Company, a wholly owned subsidiary of Allstate Life Insurance Company ("ALIC"), which is wholly owned by Allstate Insurance Company ("AIC"), a wholly owned subsidiary of The Allstate Corporation (the "Corporation"), markets savings products and life insurance products through banks, direct marketing and broker-dealers. Savings products include deferred annuities, such as variable annuities, and fixed rate single and flexible premium annuities. Life insurance includes universal life and variable life products. The Company has identified itself as a single segment entity.

      The assets and liabilities related to flexible premium deferred variable annuity contracts and variable life policies are legally segregated and reflected as Separate Account assets and liabilities and are carried at fair value in the statements of financial position. Certain Separate Account investment portfolios were initially funded with a $10.0 million seed money contribution from the Company in 1995. During 1997, the Company liquidated its ownership interest in the Separate Account investment portfolios ("Participation"). Investment income and realized gains and losses of the Separate Accounts, other than the portion related to the Company's Participation in 1996 and 1997, accrue directly to the contractholders (net of fees) and, therefore, are not included in the Company's statements of operations and comprehensive income.


RESULTS OF OPERATIONS

($ in thousands)
                                                 1998        1997       1996
                                               --------    --------   --------
Net investment income                          $  6,231    $  5,304   $  3,774
                                               ========    ========   ========
Realized capital gains and losses, after-tax   $     (3)   $  2,249   $     --
                                               ========    ========   ========
Net income                                     $  4,044    $  5,686   $  2,435
                                               ========    ========   ========
Total investments                              $ 98,976    $ 90,474   $ 50,676
                                               ========    ========   ========

      The Company has reinsurance agreements under which substantially all contract and policy related transactions are transferred to ALIC. The Company's results of operations include only net investment income and realized capital gains and losses earned on the assets of the Company that are not transferred under the reinsurance agreements.

      Net income decreased $1.6 million in 1998 as increases in net investment income were more than offset by a decline in realized capital gains. In 1997, net income increased $3.3 million due to realized capital gains and higher net investment income. In 1997, the Company liquidated its Participation which resulted in a $2.2 million, after tax, realized capital gain.

      Pretax net investment income increased 17.5% to $6.2 million in 1998 as additional investment income was earned on higher investment balances arising from positive cash flows from operating activities. In addition, in 1998, positive cash flows from operating activities were favorably impacted by changes in inter-company settlement procedures. In 1997, pretax net investment income increased 40.5% to $5.3 million. This higher investment income was caused by a significant increase in the level of investments primarily arising from a $20.0 million capital contribution received from ALIC in January 1997 and the liquidation of the Company's Separate Accounts Participation, partially offset by an increase in investment expenses.

FINANCIAL POSITION

($ in thousands)

                                              1998         1997
                                          ----------   ----------

Fixed income securities (1)               $   94,313   $   86,243
Short-term investments                         4,663        4,231
                                          ----------   ----------
      Total investments                   $   98,976   $   90,474
                                          ==========   ==========
Reinsurance recoverable from ALIC         $3,113,278   $2,637,983
                                          ==========   ==========
Separate Account assets and liabilities   $  993,622   $  620,535
                                          ==========   ==========
Contractholder funds                      $3,113,278   $2,637,983
                                          ==========   ==========

 (1) Fixed income securities are carried at fair value. Amortized cost for these securities was $87,415 and $81,369 at December 31, 1998 and 1997, respectively.


      Total investments increased to $99.0 million at December 31, 1998 from $90.5 million at December 31, 1997. The increase was primarily due to amounts invested from positive cash flows generated from operations and an increase in the unrealized gain on fixed income securities. In 1998, positive cash flows from operating activities were favorably impacted by changes in inter-company cash settlement procedures.

FIXED INCOME SECURITIES The Company's fixed income securities portfolio consists of publicly traded corporate bonds, mortgage-backed securities, U.S. government bonds and tax-exempt municipal bonds. The Company generally holds its fixed income securities for the long term, but has classified all of these securities as available for sale to allow maximum flexibility in portfolio management. At December 31, 1998, unrealized net capital gains on the fixed income securities portfolio totaled $6.9 million compared to $4.9 million as of December 31, 1997. The increase in the unrealized gain position is primarily attributable to lower interest rates.

     At December 31, 1998, all of the Company's fixed income securities portfolio was rated investment grade, which is defined by the Company as a security having a National Association of Insurance Commissioners ("NAIC") rating of 1 or 2, a Moody's rating of Aaa, Aa, A or Baa, or a comparable Company internal rating. The quality mix of the Company's fixed income securities portfolio at December 31, 1998 is presented below.

($ in thousands)

  NAIC
RATINGS   MOODY'S EQUUIVALENT DESCRIPTION     FAIR VALUE     PERCENT TO TOTAL
-------   -------------------------------     ----------     ----------------

   1      Aaa/Aa/A                            $   91,328           96.8%
   2      Baa                                      2,985            3.2
                                              ----------        -----------
                                              $   94,313          100.0%
                                              ==========        ===========

      At  December  31,  1998  and  1997,   $30.4  million  and  $31.9  million,
respectively, of the fixed income securities portfolio was invested in mortgage-backed securities ("MBS"). At December 31, 1998, all of the MBS are investment grade and have underlying collateral that is guaranteed by U.S. government entities; thus credit risk is minimal.

      MBS, however, are subject to interest rate risk as the duration and ultimate realized yield are affected by the rate of repayment of the underlying mortgages. The Company attempts to limit interest rate risk by purchasing MBS where cost does not significantly exceed par value, and with repayment protection to provide more certain cash flow to the Company. At December 31, 1998, the amortized cost of the MBS portfolio was below par value by $259 thousand and over 32% of the MBS portfolio was invested in planned amortization class bonds. This type of MBS is purchased to provide additional protection against declining interest rates.

      The Company closely monitors its fixed income securities portfolio for declines in value that are other than temporary. Securities are placed on non-accrual status when they are in default or when the receipt of interest payments is in doubt.

SHORT TERM INVESTMENTS The Company's short-term investment portfolio was $4.7 million and $4.2 million at December 31, 1998 and 1997, respectively. The
Company invests available cash balances primarily in taxable short-term securities having a final maturity date or redemption date of one year or less.

CONTRACTHOLDER FUNDS AND REINSURANCE RECOVERABLE FROM ALIC During 1998, contractholder funds and amounts recoverable from ALIC under the reinsurance agreements increased by $475.3 million. The increases resulted from sales of the Company's fixed annuity contracts and interest credited to contractholders which were partially offset by surrenders, withdrawals and benefits paid. Reinsurance recoverable from ALIC relates to contract benefit obligations ceded to ALIC.

SEPARATE ACCOUNTS Separate Account assets and liabilities increased 60.1% to $993.6 million in 1998. The increases were primarily attributable to increased sales of flexible premium deferred variable annuity contracts and favorable investment performance of the Separate Accounts investment portfolios, partially offset by variable annuity surrenders and withdrawals.

MARKET RISK

     Market risk is the risk that the Company will incur losses due to adverse changes in equity prices or interest rates. The Company's primary market risk exposure is to changes in interest rates, although the Company also has certain exposures to changes in equity prices.

INTEREST RATE RISK Interest rate risk is the risk that the Company will incur economic losses due to adverse changes in interest rates, as the Company invests substantial funds in interest-sensitive assets.

      One way to quantify this exposure is duration. Duration measures the sensitivity of the fair value of assets to changes in interest rates. For example, if interest rates increase 1%, the fair value of an asset with a duration of 5 years is expected to decrease in value by approximately 5%. At December 31, 1998, the Company's asset duration was approximately 4.6 years, a slight decrease from the 5.3 years reported for December 31, 1997.

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

       Based upon the information and assumptions the Company uses in its duration calculation and interest rates in effect at December 31, 1998, management estimates that a 100 basis point immediate, parallel increase in interest rates ("rate shock") would decrease the net fair value of its assets identified above by approximately $4.3 million, an amount essentially unchanged from the amount reported for December 31, 1997. The selection of a 100 basis point immediate rate shock should not be construed as a prediction by the Company's management of future market events; but rather, to illustrate the potential impact of such an event.

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

EQUITY PRICE RISK Equity price risk is the risk that the Company will incur economic losses due to adverse changes in equity prices. At December 31, 1998 the Company had variable annuity and variable life funds with balances totaling $993.6 million. The Company earns mortality and expense fees as a percentage of fund balance. In the event of an immediate decline of 10% in the fund balances due to equity market declines, the Company would earn approximately $1.3 million less in annualized fee income which would be ceded to ALIC.

CORPORATE OVERSIGHT In formulating and implementing policies for investing new and existing funds, AIC, an indirect parent of the Company, administers and oversees investment risk management processes primarily through three oversight bodies: the Boards of Directors and Investment Committees of its operating subsidiaries, and the Credit and Risk Management Committee ("CRMC"). The Boards of Directors and Investment Committees provide executive oversight of investment activities. The CRMC is a senior management committee consisting of the Chief Investment Officer, the Investment Risk Manager, and other investment officers who are responsible for the day-to-day management of market risk. The CRMC meets at least monthly to provide detailed oversight of investment risk, including market risk.

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


LIQUIDITY AND CAPITAL RESOURCES

     Under the terms of reinsurance agreements, substantially all premiums and deposits, excluding those relating to Separate Accounts, are transferred to ALIC, which maintains the investment portfolios supporting the Company's products. Substantially all payments of policyholder claims, benefits, contract maturities, contract surrenders and withdrawals and certain operating costs are also reimbursed by ALIC, under the terms of the reinsurance agreements. The Company continues to have primary liability as a direct insurer for risks reinsured. The Company's ability to meet liquidity demands is dependant on ALIC's ability to meet those demands. ALIC's claims-paying ability was rated Aa2, AA+ and A+ by Moody's, Standard and Poor's and A.M. Best, respectively, at December 31, 1998.

      In January 1997, a $20.0 million capital contribution was received from ALIC.

      The primary sources for the remainder of the Company's funds are collection of principal and interest from the investment portfolio and capital contributions from ALIC. The primary uses for the remainder of the Company's funds are to purchase investments and pay costs associated with the maintenance of the Company's investment portfolio.

      At December 31, 1998, the Moody's and Standard and Poor's financial strength ratings for the Company were Aa2 and AA+, respectively.

      The NAIC has a standard for assessing the solvency of insurance companies, which is referred to as risk-based capital ("RBC"). The requirement consists of a formula for determining each insurer's RBC and a model law specifying regulatory actions if an insurer's RBC falls below specified levels. The RBC formula for life insurance companies establishes capital requirements relating to insurance, business, asset and interest rate risks. At December 31, 1998, RBC for the Company was significantly above a level that would require regulatory action.


YEAR 2000

     The Company is dependent upon certain services provided for it by the Corporation including computer-related systems, and systems and equipment that are not typically thought of as computer-related (referred to as "non-IT"). For this reason, the Company is reliant upon the Corporation for the establishment and maintenance of its computer-related systems and non-IT.

     The Corporation is heavily dependent upon complex computer systems for all phases of its operations, including customer service, insurance processing, underwriting, loss reserving, investments and other enterprise systems. Since many of the Corporation's older computer software programs recognize only the last two digits of the year in any date, some software may fail to operate properly in or after the year 1999, if the software is not reprogrammed, remediated, or replaced ("Year 2000"). Also, non-IT often contain embedded hardware or software that may have a Year 2000 sensitive component. The Corporation believes that many of its counterparties and suppliers also have Year 2000 issues and non-IT issues which could affect the Corporation.

     In 1995, the Corporation commenced a plan consisting of four phases which are intended to mitigate and/or prevent the adverse affects of the Year 2000 issues on its systems: 1) inventory and assessment of affected systems and equipment, 2) remediation and compliance of systems and equipment through strategies that include the replacement or enhancement of existing systems, upgrades to operating systems already covered by maintenance agreements and modifications to existing systems to make them Year 2000 compliant, 3) testing of systems using clock-forward testing for both current and future dates and for dates which trigger specific processing, and 4) contingency planning which will address possible adverse scenarios and the potential financial impact to the Corporation's results of operations, liquidity or financial position.

     The Corporation believes that the first three steps of this plan, assessment, remediation and testing, including clock-forward testing which is being performed on the Corporation's systems and non-IT, are mostly complete for the Corporation's critical systems. In April 1998, the Corporation announced its main premium application system, ALERT, which manages more than 20 million auto and homeowners policies, is Year 2000 compliant. The Corporation is relying on other remediation techniques for its midrange and personal computer environments, and certain mainframe applications.

     Certain investment processing systems, midrange computers and personal computer enviornments are planned to be remediated by the middle of 1999, and some systems and non-IT related to discontinued or non-critical functions of the Corporation are planned to be abandoned by the end of 1999.

     The Corporation is currently in the process of identifying key processes and developing contingency plans in the event that the systems supporting these key processes are not Year 2000 compliant at the end of 1999. Management believes these contingency plans should be completed by mid-1999. Until these plans are complete, management is unable to determine an estimate of the most reasonably possible worst case scenario due to issues relating to the Year 2000.

     In addition, the Corporation is actively working with its major external counterparties and suppliers to assess their compliance efforts and the Corporation's exposure to both their Year 2000 issues and non-IT issues. This assessment has included the solicitation of external counterparties and suppliers, evaluating responses received and testing third party interfaces and interactions to determine compliance. Currently the Corporation has solicited approximately 1,500, and has received responses from approximately 75% of its counterparties and suppliers. The Corporation will continue its efforts to solicit responses on Year 2000 compliance from these parties. The majority of these responses have stated that the counterparties and suppliers believe that they will be Year 2000 compliant and that no transactions will be affected. However, some key vendors have not provided affirmative responses to date. The Corporation has also decided to test certain interfaces and interactions to gain additional assurance on third party compliance. If key vendors are unable to meet the Year 2000 requirement, the Corporation is preparing contingency plans that will allow the Corporation to continue to sell its products and to service its customers. Management believes these contingency plans should be completed by mid-1999. The Corporation currently does not have sufficient information to determine whether or not all of its external counterparties and suppliers will be Year 2000 ready.

     The Corporation is currently assessing the level of Year 2000 risk associated with certain personal lines policies that have been issued. To date, no changes have been made in the coverages provided by the Corporation's personal auto and homeowners lines policies to specifically exclude coverage for Year 2000 related claims. This does not mean that all losses, or any particular type of loss, that might be related to Year 2000 will be covered. Rather, all claims will continue to be evaluated on a case-by-case basis to determine whether coverage is available for a particular loss in accordance with the applicable terms and conditions of the policy in force.

     The Corporation also has investments which have been publicly and privately placed. The Corporation may be exposed to the risk that the issuers of these investments will be adversely impacted by Year 2000 issues. The Corporation assesses the impact which Year 2000 issues have on the Corporation's investments as part of due diligence for proposed new investments, and in its ongoing review of all current portfolio holdings. Any recommended actions with respect to individual investments are determined by taking into account the potential impact of Year 2000 on the issuer. Contingency plans are being created for any securities held whose issuer is determined to not be Year 2000 compliant.

     The Corporation presently believes that it will resolve the Year 2000 issue in a timely manner. Year 2000 costs are expensed as incurred, therefore the majority of the expenses related to this project have been incurred as of December 31, 1998. The Corporation estimates that approximately $125 million in costs will be incurred between the years of 1995 and 2000. These amounts include costs directly related to fixing Year 2000 issues, such as modifying software and hiring Year 2000 solution providers. These amounts also include costs incurred to replace certain non-compliant systems which would not have been otherwise replaced. A portion of these costs will be incurred by the Company on a pro rata basis of usage of the computer-related systems and non-IT, as compared to the usage of all entities which share these services with the Corporation. These amounts are not expected to be material to the results of operations of the Company.

PENDING ACCOUNTING STANDARDS

      In December 1997, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 97-3, "Accounting by Insurance and Other Enterprises for Insurance-related Assessments." The SOP is required to be adopted in 1999. The SOP provides guidance concerning when to recognize a liability for insurance-related assessments and how those liabilities should be measured. Specifically, insurance-related assessments should be recognized as liabilities when all of the following criteria have been met: 1) an assessment has been imposed or it is probable that an assessment will be imposed, 2) the event obligating an entity to pay an assessment has occurred and 3) the amount of the assessment can be reasonably estimated. The Company is currently evaluating the effects of this SOP on its accounting for insurance-related assessments. Certain information required for compliance is not currently available and therefore the Company is studying alternatives for estimating the accrual. In addition, industry groups are working to improve the information available. Adoption of this standard is not expected to be material to the results of operations or financial position of the Company.


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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The pertinent provisions of Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 9 to 10 are herein incorporated by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Financial Statements filed with this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

No disclosure required by this Item.

                                         PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a) DOCUMENTS FILED AS PART OF THIS REPORT

         1. FINANCIAL STATEMENTS.  The Registrants financial statements, for the
year  ended  December  31,  1998,   together  with  the  Report  of  Independent
Accountants are set forth on pages F-1 - F-16 of this report.

         2. FINANCIAL STATEMENT SCHEDULES. The following are included in Part IV of this report:

         Schedule IV - Reinsurance  page F-17

         All other schedules have been omitted because they are not applicable or not required or because the required information is included in the financial statements or notes thereto.

         3. EXHIBITS. The exhibits required to be filed by Item 601 of Regulation S-K are listed under the caption "Exhibits" in Item 14(c).

         (b) REPORTS ON FORM 8-K

No reports on Form 8-K were filed for the quarter ended December 31, 1998.

         (c) EXHIBITS

Exhibit No.                Description

3(i) Amended and Restated Articles of Incorporation and Articles of Redomestication of Glenbrook Life and Annuity Insurance Company (filed herewith)

3(ii) Amended and Restated By-laws of Glenbrook Life and Annuity Company (filed herewith)

27           Financial Data Schedule (filed herewith)

                          Financial Statements

                               INDEX


                                                                           PAGE

Independent Auditors' Report................................................F-1

Financial Statements:


       Statements of Financial Position
          December 31, 1998 and 1997........................................F-2

       Statements of Operations and Comprehensive Income for the Years Ended
          December 31, 1998, 1997 and 1996..................................F-3

       Statements of Shareholder's Equity for the Years Ended
          December 31, 1998, 1997 and 1996..................................F-4

       Statements of Cash Flows for the Years Ended
          December 31, 1998, 1997 and 1996..................................F-5

       Notes to Financial Statements........................................F-6

       Schedule IV - Reinsurance for the Years Ended
          December 31, 1998, 1997 and 1996..................................F-17

INDEPENDENT AUDITORS' REPORT


TO THE BOARD OF DIRECTORS AND SHAREHOLDER OF
GLENBROOK LIFE AND ANNUITY COMPANY:

We have audited the accompanying Statements of Financial Position of Glenbrook Life and Annuity Company (the "Company", an affiliate of The Allstate Corporation) as of December 31, 1998 and 1997, and the related Statements of Operations and Comprehensive Income, Shareholder's Equity and Cash Flows for each of the three years in the period ended December 31, 1998. Our audits also included Schedule IV - Reinsurance. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, Schedule IV - Reinsurance, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




/s/ Deloitte & Touche LLP

Chicago, Illinois
February 19, 1999

                       GLENBROOK LIFE AND ANNUITY COMPANY
                        STATEMENTS OF FINANCIAL POSITION

                                                             December 31,
                                                             ------------
($ in thousands)                                           1998        1997
                                                           ----        ----

ASSETS
Investments
    Fixed income securities, at fair value
      (amortized cost $87,415 and $81,369)              $   94,313   $   86,243
    Short-term                                               4,663        4,231
                                                        ----------   ----------
    Total investments                                       98,976       90,474

Reinsurance recoverable from Allstate Life
    Insurance Company                                    3,113,278    2,637,983
Other assets                                                 2,590        2,549
Separate Accounts                                          993,622      620,535
                                                        ----------   ----------
        TOTAL ASSETS                                    $4,208,466   $3,351,541
                                                        ==========   ==========

LIABILITIES
Contractholder funds                                     3,113,278    2,637,983
Current income taxes payable                                 2,181          609
Deferred income taxes                                        2,499        1,772
Payable to affiliates, net                                   3,583        2,698
Separate Accounts                                          993,622      620,535
                                                        ----------   ----------
        TOTAL LIABILITIES                                4,115,163    3,263,597
                                                        ----------   ----------

COMMITMENTS AND CONTINGENT LIABILITIES (NOTE 9)

SHAREHOLDER'S EQUITY
Common stock, $100 par value, 25,000 shares
    authorized, issued and outstanding                       2,100        2,100
Additional capital paid-in                                  69,641       69,641
Retained income                                             17,079       13,035

Accumulated other comprehensive income:
    Unrealized net capital gains                             4,483        3,168
                                                        ----------   ----------
        Total accumulated other comprehensive income         4,483        3,168
                                                        ----------   ----------
        TOTAL SHAREHOLDER'S EQUITY                          93,303       87,944
                                                        ----------   ----------
        TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY      $4,208,466   $3,351,541
                                                        ==========   ==========


      See notes to financial statements.

                       GLENBROOK LIFE AND ANNUITY COMPANY
                STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME



                                                      Year Ended December 31,
                                                      -----------------------
($ in thousands)                                     1998      1997     1996
                                                     ----      ----     ----

REVENUES
Net investment income                              $ 6,231    $ 5,304   $ 3,774
Realized capital gains and losses                       (5)     3,460        --
                                                   -------    -------   -------

INCOME FROM OPERATIONS BEFORE INCOME TAX EXPENSE     6,226      8,764     3,774
Income tax expense                                   2,182      3,078     1,339
                                                   -------    -------   -------


NET INCOME                                           4,044      5,686     2,435
                                                   -------    -------   -------

OTHER COMPREHENSIVE INCOME, AFTER-TAX
  Change in unrealized net capital
     gains and losses                                1,315        378      (567)
                                                   -------    -------   -------

COMPREHENSIVE INCOME                               $ 5,359    $ 6,064   $ 1,868
                                                   =======    =======   =======


See notes to financial statements.

                       GLENBROOK LIFE AND ANNUITY COMPANY
                       STATEMENTS OF SHAREHOLDER'S EQUITY



                                                    December 31,
                                                    ------------
   ($ in thousands)                        1998       1997       1996
                                           ----       ----        ----

COMMON STOCK                             $  2,100   $  2,100   $  2,100
                                         --------   --------   --------

ADDITIONAL CAPITAL PAID-IN
Balance, beginning of year                 69,641     69,641     49,641
Capital contribution                           --         --     20,000
                                         --------   --------   --------
Balance, end of year                       69,641     69,641     69,641
                                         --------   --------   --------
RETAINED INCOME
Balance, beginning of year                 13,035      7,349      4,914
Net income                                  4,044      5,686      2,435
                                         --------   --------   --------
Balance, end of year                       17,079     13,035      7,349
                                         --------   --------   --------
ACCUMULATED OTHER COMPREHENSIVE INCOME
Balance, beginning of year                  3,168      2,790      3,357
Change in unrealized net capital gains
   and losses                               1,315        378       (567)
                                         --------   --------   --------
Balance, end of year                        4,483      3,168      2,790
                                         --------   --------   --------

     Total shareholder's equity          $ 93,303   $ 87,944   $ 81,880
                                         ========   ========   ========

   See notes to financial statements.



                       GLENBROOK LIFE AND ANNUITY COMPANY
                            STATEMENTS OF CASH FLOWS


                                                         Year Ended December 31,
                                                         -----------------------
    ($ in thousands)                                  1998        1997        1996
                                                      ----        ----        ----


CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                          $  4,044    $  5,686    $  2,435
Adjustments to reconcile net income to net cash
   provided by operating activities
      Amortization and other non-cash  items             (24)         29          --
      Realized capital gains and losses                    5      (3,460)         --
 Changes in:
      Income taxes payable                             1,590         240      (1,223)
      Other operating assets and liabilities             915         961         717
                                                    --------    --------    --------
        Net cash provided by operating activities      6,530       3,456       1,929
                                                    --------    --------    --------


CASH FLOWS FROM INVESTING ACTIVITIES
 Fixed income securities
   Proceeds from sales                                 1,966       1,405          --
   Investment collections                              7,123      14,217       2,891
   Investment purchases                              (15,250)    (50,115)     (5,667)
Participation in Separate Accounts                        --      13,981        (232)
Change in short-term investments, net                   (369)     (2,944)        815
                                                    --------    --------    --------
        Net cash used in investing activities         (6,530)    (23,456)     (2,193)
                                                    --------    --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES
Capital contribution                                      --      20,000          --
                                                    --------    --------    --------
        Net cash provided by financing activities         --      20,000          --
                                                    --------    --------    --------

NET DECREASE IN CASH                                      --          --        (264)
CASH AT THE BEGINNING OF YEAR                             --          --         264
                                                    --------    --------    --------
CASH AT END OF YEAR                                 $     --    $     --    $     --
                                                    ========    ========    ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Noncash financing activity:
    Capital contribution receivable from
       Allstate Life Insurance Company              $     --      $   --    $ 20,000
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

To conform with the 1998 presentation, certain amounts in the prior years' financial statements and notes have been reclassified.

NATURE OF OPERATIONS
The Company markets savings products and life insurance through banks, direct marketing and broker-dealers. Savings products include deferred annuities, such as variable annuities and fixed rate single and flexible premium annuities. Life insurance includes universal life and variable life products. The Company has entered into exclusive distribution arrangements with management investment companies to market its variable annuity contracts. In 1998, substantially all of the Company's statutory premiums and deposits were from annuities. The Company re-domesticated its operations from Illinois to Arizona in 1998.

Annuity contracts and life insurance policies issued by the Company are subject to discretionary surrender or withdrawal by customers, subject to applicable surrender charges. These policies and contracts are reinsured primarily with ALIC (see Note 3), which invests premiums and deposits to provide cash flows that will be used to fund future benefits and expenses.

The Company monitors economic and regulatory developments which have the potential to impact its business. There continues to be proposed federal and state regulation and legislation that, if passed, would allow banks greater participation in securities and insurance businesses, which would present an increased level of competition, as well as opportunities, for sales of the
Company's  life and  savings  products.  Furthermore,  the market  for  deferred annuities and interest-sensitive life insurance is enhanced by the tax incentives available under current law. Any legislative changes which lessen these incentives are likely to negatively impact the demand for these products.

Although the Company currently benefits from agreements with financial services entities who market and distribute its products, change in control of these non-affiliated entities with which the Company has alliances could have a detrimental effect on the Company's sales.

Additionally, traditional demutualizations of mutual insurance companies and enacted and pending state legislation to permit mutual insurance companies to convert to a hybrid structure known as a mutual holding company could have a number of significant effects on the Company by (1) increasing industry competition through consolidation caused by mergers and acquisitions related to the new corporate form of business; and (2) increasing competition in the capital markets.

The Company is authorized to sell life and savings products in all states except New York, as well as in the District of Columbia. The top geographic locations for statutory premiums and deposits for the Company are Florida, Pennsylvania, Texas, California and Tennessee for the year ended December 31, 1998. No other jurisdiction accounted for more than 5% of statutory premiums and deposits. Substantially all premiums and deposits are ceded to ALIC under reinsurance agreements.


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INVESTMENTS
Fixed income securities include bonds and mortgage-backed securities. All fixed income securities are carried at fair value and may be sold prior to their contractual maturity ("available for sale"). The difference between amortized cost and fair value, net of deferred income taxes, is reflected as a component of shareholder's equity. Provisions are recognized for declines in the value of fixed income securities that are other than temporary. Such writedowns are included in realized capital gains and losses. Short-term investments are carried at cost or amortized cost, which approximates fair value.

Investment income consists primarily of interest and dividends on short-term investments. Interest is recognized on an accrual basis and dividends are recorded at the ex-dividend date. Interest income on mortgage-backed securities is determined on the effective yield method, based on the estimated principal repayments. Accrual of income is suspended for fixed income securities that are in default or when the receipt of interest payments is in doubt. Realized capital gains and losses are determined on a specific identification basis.

REINSURANCE
The Company has reinsurance agreements whereby substantially all premiums, contract charges, credited interest, policy benefits and certain expenses are ceded to ALIC. Such amounts are reflected net of such reinsurance in the statements of operations and comprehensive income. The amounts shown in the Company's statements of operations and comprehensive income relate to the investment of those assets of the Company that are not transferred under reinsurance agreements. Reinsurance recoverable and the related contractholder funds are reported separately in the statements of financial position. The Company continues to have primary liability as the direct insurer for risks reinsured.

RECOGNITION OF PREMIUM REVENUES AND CONTRACT CHARGES
Revenues on universal life-type contracts are comprised of contract charges and fees, and are recognized when assessed against the policyholder account balance. Revenues on investment contracts include contract charges and fees for contract administration and surrenders. These revenues are recognized when levied against the contract balance. All premium revenues and contract charges are primarily reinsured with ALIC.

INCOME TAXES
The income tax provision is calculated under the liability method and presented net of reinsurance. Deferred tax assets and liabilities are recorded based on the difference between the financial statement and tax bases of assets and liabilities at the enacted tax rates.

Deferred income taxes arise from unrealized capital gains and losses on fixed income securities carried at fair value and differences in the tax bases of investments.

SEPARATE ACCOUNTS
The Company issues flexible premium deferred variable annuity and variable life policies, the assets and liabilities of which are legally segregated and reflected in the accompanying statements of financial position as assets and liabilities of the Separate Accounts. The Company's Separate Accounts consist of: Glenbrook Life and Annuity Company Separate Account A, Glenbrook Life and Annuity Company Variable Annuity Account, Glenbrook Life Variable Life Separate Account A, Glenbrook Life Scudder Variable Account (A), Glenbrook Life Multi-Manager Variable Account, Glenbrook Life AIM Variable Life Separate Account A and Glenbrook Life Variable Life Separate Account B. Each of the Separate Accounts are unit investment trusts registered with the Securities and Exchange Commission.

The assets of the Separate Accounts are carried at fair value. Investment income and realized capital gains and losses of the Separate Accounts accrue directly to the contractholders and, therefore, are not included in the Company's statements of operations and comprehensive income. Revenues to the Company from the Separate Accounts consist of contract maintenance fees, administration fees, mortality and expense risk charges and cost of insurance charges, all of which are reinsured with ALIC.

Prior to 1998, the Company had an ownership interest ("Participation") in the Separate Accounts. The Company's Participation was carried at fair value and unrealized gains and losses, net of deferred income taxes, were shown as a component of shareholder's equity. Investment income and realized capital gains and losses which arose from the Participation were included in the Company's statements of operations and comprehensive income. The Company liquidated its Participation during 1997, which resulted in a pretax realized capital gain of $3.5 million.

CONTRACTHOLDER FUNDS
Contractholder funds arise from the issuance of individual or group policies and contracts that include an investment component, including most fixed annuities and universal life policies. Payments received are recorded as interest-bearing liabilities. Contractholder funds are equal to deposits received and interest credited to the benefit of the contractholder less withdrawals, mortality charges and administrative expenses. During 1998, credited interest rates on contractholder funds ranged from 3.46% to 11.00% for those contracts with fixed interest rates and from 3.75% to 10.00% for those with flexible rates.

USE OF ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

NEW ACCOUNTING STANDARDS
In 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." Comprehensive income is a measurement of certain changes in shareholder's equity that result from transactions and other economic events other than transactions with shareholders. For the Company, these consist of changes in unrealized gains and losses on the investment portfolio (See Note 8).

In 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 redefines how segments are determined and requires additional segment disclosures for both annual and interim financial reporting. The Company has identified itself as a single operating segment.

PENDING ACCOUNTING STANDARDS
In December 1997, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 97-3, "Accounting by Insurance and Other Enterprises for Insurance-related Assessments." The SOP is required to be adopted in 1999. The SOP provides guidance concerning when to recognize a liability for insurance-related assessments and how those liabilities should be measured. Specifically, insurance-related assessments should be recognized as liabilities when all of the following criteria have been met: 1) an assessment has been imposed or it is probable that an assessment will be imposed, 2) the event obligating an entity to pay an assessment has occurred and 3) the amount of the assessment can be reasonably estimated. The Company is currently evaluating the effects of this SOP on its accounting for insurance-related assessments. Certain information required for compliance is not currently available and therefore the Company is studying alternatives for estimating the accrual. In addition, industry groups are working to improve the information available. Adoption of this standard is not expected to be material to the results of operations or financial position of the Company.


3.   RELATED PARTY TRANSACTIONS

REINSURANCE
The Company has reinsurance agreements whereby substantially all premiums, contract charges, credited interest, policy benefits and certain expenses are ceded to ALIC and reflected net of such reinsurance in the statements of operations and comprehensive income. The amounts shown in the Company's statements of operations and comprehensive income relate to the investment of those assets of the Company that are not transferred under reinsurance agreements. Reinsurance recoverable and the related contracholder funds are reported separately in the statements of financial position. The Company continues to have primary liability as the direct insurer for risks reinsured.

Investment income earned on the assets which support contractholder funds is not included in the Company's financial statements as those assets are owned and managed under terms of reinsurance agreements. The following amounts were ceded to ALIC under reinsurance agreements.

                                                      YEAR ENDED DECEMBER 31,
                                                      -----------------------
($ in thousands)                                    1998       1997       1996
                                                  --------   --------   --------

Contract charges                                 $  19,009  $  11,641  $   4,254
Credited interest, policy benefits, and
   certain expenses                                218,008    179,954    113,703


BUSINESS OPERATIONS
The Company utilizes services provided by AIC and ALIC and business facilities owned or leased, and operated by AIC in conducting its business activities. The Company reimburses AIC and ALIC for the operating expenses incurred on behalf of the Company. The cost to the Company is determined by various allocation methods and is primarily related to the level of services provided. Operating expenses, including compensation and retirement and other benefit programs, allocated to the Company were $15,949, $19,243 and $4,804 in 1998, 1997 and 1996, respectively. Of these costs, the Company retains investment related expenses. All other costs are ceded to ALIC under reinsurance agreements.


4.   INVESTMENTS

FAIR VALUES
The amortized cost, gross unrealized gains and losses, and fair value for fixed income securities are as follows:
                                    AMORTIZED   GROSS UNREALIZED     FAIR
                                      COST      GAINS     LOSSES     VALUE
                                      ----      -----     ------     -----
AT DECEMBER 31, 1998
U.S. government and agencies         $24,350   $ 4,308   $    --    $28,658
Municipal                                656        24        --        680
Corporate                             33,009     1,575       (39)    34,545
Mortgage-backed securities            29,400     1,047       (17)    30,430
                                     -------   -------   -------    -------
     Total fixed income securities   $87,415   $ 6,954   $   (56)   $94,313
                                     =======   =======   =======    =======

AT DECEMBER 31, 1997
U.S. government and agencies         $24,419   $ 2,961   $    --    $27,380
Municipal                                656        17        --        673
Corporate                             25,476       840        --     26,316
Mortgage-backed securities            30,818     1,056        --     31,874
                                     -------   -------   -------    -------
     Total fixed income securities   $81,369   $ 4,874   $    --    $86,243
                                     =======   =======   =======    =======

SCHEDULED MATURITIES
The scheduled maturities for fixed income securities are as follows at December 31, 1998:

                                               AMORTIZED   FAIR
                                                 COST      VALUE
                                                 ----      -----

Due in one year or less                         $   400   $   400
Due after one year through five years             8,711     8,943
Due after five years through ten years           36,027    39,009
Due after ten years                              12,877    15,531
                                                -------   -------
                                                 58,015    63,883
Mortgage-backed securities                       29,400    30,430
                                                -------   -------
   Total                                        $87,415   $94,313
                                                =======   =======

Actual maturities may differ from those scheduled as a result of prepayments by the issuers.

NET INVESTMENT INCOME
 YEAR ENDED DECEMBER 31,                    1998       1997       1996
                                          -------    -------    -------

Fixed income securities                   $ 6,151    $ 5,014    $ 3,478
Short-term investments                        183        231        126
Participation in Separate Accounts             --        161        232
                                          -------    -------    -------
    Investment income, before expense       6,334      5,406      3,836
    Investment expense                        103        102         62
                                          -------    -------    -------
    Net investment income                 $ 6,231    $ 5,304    $ 3,774
                                          =======    =======    =======

REALIZED CAPITAL GAINS AND LOSSES
 YEAR ENDED DECEMBER 31,                    1998       1997       1996
                                          -------    -------    -------

Fixed income securities                   $    (5)   $   (61)   $    --
Short-term investments                         --          6         --
Participation in Separate Accounts             --      3,515         --
                                          -------    -------    -------
     Realized capital gains and losses         (5)     3,460         --
     Income taxes                               2     (1,211)        --
                                          -------    -------    -------
     Realized capital gains and losses,
        after tax                         $    (3)   $ 2,249    $    --
                                          =======    =======    =======

Excluding calls and prepayments, gross losses of $5 and $61 were realized on sales of fixed income securities during 1998 and 1997, respectively. There were no gains or losses, excluding calls and prepayments during 1996.

UNREALIZED NET CAPITAL GAINS
Unrealized   net  capital   gains  on  fixed  income   securities   included  in
shareholder's equity at December 31, 1998 are as follows:


                                 COST/
                               AMORTIZED     FAIR     GROSS UNREALIZED      UNREALIZED
                                 COST        VALUE     GAINS      LOSSES     NET GAINS
                                 ----        -----     -----      ------     ---------

Fixed income securities        $ 87,415    $ 94,313   $  6,954   $    (56)   $  6,898
                               ========   ========   ========    ========
Deferred income taxes                                                          (2,415)
                                                                             --------
Unrealized net capital gains                                                 $  4,483
                                                                             ========



CHANGE IN UNREALIZED NET CAPITAL GAINS
YEAR ENDED DECEMBER 31,
                                       1998       1997       1996
                                     -------    -------    -------

Fixed income securities              $ 2,024    $ 2,410    $(2,239)
Participation in Separate Accounts        --     (1,829)     1,368
Deferred income taxes                   (709)      (203)       304
                                     -------    -------    -------
Increase (decrease)  in unrealized
   net capital gains                 $ 1,315    $   378    $  (567)
                                     =======    =======    =======

SECURITIES ON DEPOSIT
At December 31, 1998, fixed income securities with a carrying value of $11,416 were on deposit with regulatory authorities as required by law.


5.    FINANCIAL INSTRUMENTS

In the normal course of business, the Company invests in various financial assets and incurs various financial liabilities. The fair value estimates of financial instruments presented below are not necessarily indicative of the amounts the Company might pay or receive in actual market transactions.
Potential taxes and other transaction costs have not been considered in estimating fair value. The disclosures that follow do not reflect the fair value of the Company as a whole since a number of the Company's significant assets (including reinsurance recoverable) and liabilities (including universal life-type insurance reserves and deferred income taxes) are not considered financial instruments and are not carried at fair value. Other assets and liabilities considered financial instruments, such as accrued investment income, are generally of a short-term nature. Their carrying values are assumed to approximate fair value.

FINANCIAL ASSETS
The carrying value and fair value of financial assets at December 31, are as follows:

                                1998                  1997
                                ----                  ----
                          CARRYING     FAIR     CARRYING    FAIR
                           VALUE       VALUE     VALUE      VALUE
                           -----       -----     -----      -----

Fixed income securities   $ 94,313   $ 94,313   $ 86,243   $ 86,243
Short-term investments       4,663      4,663      4,231      4,231
Separate Accounts          993,622    993,622    620,535    620,535

Fair values for fixed income securities are based on quoted market prices where available. Non-quoted securities are valued based on discounted cash flows using current interest rates for similar securities. Short-term investments are highly liquid investments with maturities of less than one year whose carrying value approximates fair value. Separate Accounts assets are carried in the statements of financial position at fair value based on quoted market prices.

FINANCIAL LIABILITIES
The carrying value and fair value of financial liabilities at December 31, are as follows:

                                    1998                      1997
                                    ----                      ----
                             CARRYING      FAIR        CARRYING       FAIR
                               VALUE       VALUE         VALUE        VALUE
                               -----       -----         -----        -----
Contractholder funds on
     investment contracts   $3,130,228   $2,967,101   $2,636,331   $2,492,095
Separate Accounts              993,622      993,622      620,535      620,535

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


6.  INCOME TAXES

For 1996, the Company filed a separate federal income tax return. Beginning in 1997, the Company joined the Corporation and its other eligible domestic subsidiaries (the "Allstate Group") in the filing of a consolidated federal income tax return and is party to a federal income tax allocation agreement (the "Allstate Tax Sharing Agreement"). Under the Allstate Tax Sharing Agreement, the Company pays to or receives from the Corporation the amount, if any, by which the Allstate Group's federal income tax liability is affected by virtue of inclusion of the Company in the consolidated federal income tax return. Effectively, this results in the Company's annual income tax provision being computed, with adjustments, as if the Company filed a separate return.

Prior to Sears, Roebuck and Co.'s ("Sears") distribution ("Sears distribution") on June 30, 1995 of its 80.3% ownership in the Corporation to Sears shareholders, the Allstate Group joined with Sears and its domestic business units (the "Sears Group") in the filing of a consolidated federal income tax return (the "Sears Tax Group") and were parties to a federal income tax allocation agreement (the "Tax Sharing Agreement"). Under the Tax Sharing Agreement, the Company, through the Corporation, paid to or received from the Sears Group the amount, if any, by which the Sears Tax Group's federal income tax liability was affected by virtue of inclusion of the Company in the consolidated federal income tax return.

As a result of the Sears distribution, the Allstate Group was no longer included in the Sears Tax Group, and the Tax Sharing Agreement was terminated. Accordingly, the Allstate Group and Sears Group entered into a new tax sharing agreement, which adopts many of the principles of the Tax Sharing Agreement and governs their respective rights and obligations with respect to federal income taxes for all periods prior to the Sears distribution, including the treatment of audits of tax returns for such periods.

The Internal Revenue Service ("IRS") has completed its review of the Allstate Group's federal income tax returns through the 1993 tax year. Any adjustment that may result from IRS examinations of tax returns are not expected to have a material impact on the financial position, liquidity or results of operations of the Company.

The components of the deferred income tax liability at December 31, are as follows:

                                          1998       1997
                                         -------    -------

Unrealized net capital gains             $(2,415)   $(1,706)
Difference in tax bases of investments       (84)       (66)
                                         -------    -------
   Total deferred liability              $(2,499)   $(1,772)
                                         =======    =======

The components of income tax expense for the year ended December 31, are as follows:

                               1998     1997     1996
                              ------   ------   ------

Current                       $2,164   $3,037   $1,335
Deferred                          18       41        4
                              ------   ------   ------
   Total income tax expense   $2,182   $3,078   $1,339
                              ======   ======   ======

The Company paid income taxes of $592, $2,839 and $2,446 in 1998, 1997 and 1996, respectively. The Company had a current income tax liability of $2,181 and $609 at December 31, 1998 and 1997, respectively.

A reconciliation of the statutory federal income tax rate to the effective income tax rate on income from operations for the year ended December 31, is as follows:

                                            1998      1997      1996
                                           ------    ------    ------

Statutory federal income tax rate           35.0%     35.0%     35.0%
Other                                         --        .1        .5
                                           ------    ------    ------

Effective income tax rate                   35.0%     35.1%     35.5%
                                           ======    ======    ======


7.   STATUTORY FINANCIAL INFORMATION

PERMITTED STATUTORY ACCOUNTING PRACTICES
The Company prepares its statutory financial statements in accordance with accounting principles and practices prescribed or permitted by the Arizona Department of Insurance. Prescribed statutory accounting practices include a variety of publications of the National Association of Insurance Commissioners ("NAIC"), as well as state laws, regulations and general administrative rules. Permitted statutory accounting practices encompass all accounting practices not so prescribed. The Company does not follow any permitted statutory accounting practices that have a significant impact on statutory surplus or statutory net income.

The NAIC's codification initiative has produced a comprehensive guide of revised statutory accounting principles. While the NAIC has approved a January 1, 2001 implementation date for the newly developed guidance, companies must adhere to the implementation date adopted by their state of domicile. The Company's state of domicile, Arizona, is continuing its comparison of codification and current statutory accounting requirements to determine necessary revisions to existing state laws and regulations. The requirements are not expected to have a material impact on the statutory surplus of the Company.

DIVIDENDS
The ability of the Company to pay dividends is dependent on business conditions, income, cash requirements of the Company and other relevant factors. The payment of shareholder dividends by the Company without the prior approval of the state insurance regulator is limited to formula amounts based on net income and capital and surplus, determined in accordance with statutory accounting practices, as well as the timing and amount of dividends paid in the preceding twelve months. The maximum amount of dividends that the Company can distribute during 1999 without prior approval of the Arizona Department of Insurance is $4,698.

8.    OTHER COMPREHENSIVE INCOME

The components of other comprehensive income on a pretax and after-tax basis for the year ended December 31, are as follows:


                                         1998                            1997                               1996
                             -----------------------------   ----------------------------   -----------------------------
                                                    After-                         After-                          After-
                             Pretax       Tax        tax     Pretax      Tax        tax     Pretax       Tax        tax
                             ------       ---        ---     ------      ---        ---     ------       ---        ---
Unrealized capital gains
 and losses:
--------------------------
Unrealized holding gains
   (losses) arising during
   the period                $ 2,019    $  (707)   $ 1,312   $ 4,034   $(1,412)   $ 2,622   $  (871)   $   304    $  (567)
Less:  reclassification
   adjustment for realized
   net capital gains
   included in net income         (5)         2         (3)    3,453    (1,209)     2,244        --         --         --
                             -------    -------    -------   -------   -------    -------   -------    -------    -------
Unrealized net capital
   gains (losses)            $ 2,024    $  (709)   $ 1,315   $   581   $  (203)   $   378   $  (871)   $   304    $  (567)
                             -------    -------    -------   -------   -------    -------   -------    -------    -------
Other comprehensive
   income                    $ 2,024    $  (709)   $ 1,315   $   581   $  (203)   $   378   $  (871)   $   304    $  (567)
                             =======    =======    =======   =======   =======    =======   =======    =======    =======



9.    COMMITMENTS AND CONTINGENT LIABILITIES

REGULATION AND LEGAL PROCEEDINGS
The Company's business is subject to the effects of a changing social, economic and regulatory environment. Public and regulatory initiatives have varied and have included employee benefit regulations, removal of barriers preventing banks from engaging in the securities and insurance business, tax law changes affecting the taxation of insurance companies, the tax treatment of insurance products and its impact on the relative desirability of various personal investment vehicles, and proposed legislation to prohibit the use of gender in determining insurance rates and benefits. The ultimate changes and eventual effects, if any, of these initiatives are uncertain.

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

                       GLENBROOK LIFE AND ANNUITY COMPANY
                            SCHEDULE IV--REINSURANCE
                                ($ IN THOUSANDS)



                                                   GROSS                   NET
YEAR ENDED DECEMBER 31, 1998                       AMOUNT      CEDED      AMOUNT
                                                 ---------   ---------   -------

Life insurance in force                          $  12,056   $  12,056   $    --
                                                 =========   =========   =======

Premiums and contract charges:
         Life and annuities                      $  19,009   $  19,009   $    --
                                                 =========   =========   =======


                                                   GROSS                   NET
YEAR ENDED DECEMBER 31, 1997                       AMOUNT      CEDED      AMOUNT
                                                 ---------   ---------   -------

Life insurance in force                          $   4,095   $   4,095   $    --
                                                 =========   =========   =======

Premiums and contract charges:
         Life and annuities                      $  11,641   $  11,641   $    --
                                                 =========   =========   =======


                                                   GROSS                   NET
YEAR ENDED DECEMBER 31, 1996                       AMOUNT      CEDED      AMOUNT
                                                 ---------   ---------   -------
Life insurance in force                          $   2,436   $   2,436   $    --
                                                 =========   =========   =======

Premiums and contract charges:
         Life and annuities                      $   4,254   $   4,254   $    --
                                                 =========   =========   =======

                                SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       GLENBROOK LIFE AND ANNUITY COMPANY

                           By    /s/ LOUIS G. LOWER, II
                                 ----------------------
                                 Louis G. Lower, II
                                 Chairman of the Board, Chief Executive Officer
                                    and Director
                                 (Principal Executive Officer)

                           Date   March 3, 1999
                                  --------------------

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By    /s/ LOUIS G. LOWER, II
      ----------------------
      Louis G. Lower, II
      Chairman of the Board, Chief Executive Officer
         and Director
      (Principal Executive Officer)

Date  March 3, 1999
      ---------------------


By    /s/ PETER H. HECKMAN
      ---------------------
      Peter H. Heckman
      President, Chief Operating Officer and Director

Date  March 4, 1999
      ---------------------


By    /s/ MICHAEL J. VELOTTA
      ----------------------
      Michael J. Velotta
      Vice President, Secretary,
        General Counsel and Director

Date  March 4, 1999
      ---------------------


By    /s/ KEVIN R. SLAWIN
      ---------------------
      Kevin R. Slawin
      Vice President and Director


Date  March 1, 1999
      ---------------------


By    /s/ KEITH A. HAUSCHILDT
      -----------------------
      Keith A. Hauschildt
      Assistant Vice President and Controller
      (Chief Accounting Officer)

Date  March 4, 1999
      ---------------------


By    /s/ SARAH R. DONAHUE
      --------------------
      Sarah R. Donahue
      Assistant Vice President and Director

Date  March 8, 1999
      -----------------

By    /s/ BRENT H. HAMANN
      -------------------
      Brent H. Hamann
      Vice President and Director

Date  March 5, 1999
      -----------------


By    /s/ JOHN R. HUNTER
      ------------------
      John R. Hunter
      Assistant Vice President and Director

Date  March 4, 1999
      -----------------


By    /s/ TIMOTHY N. VANDER PAS
      -------------------------
      Timothy N. Vander Pas
      Assistant Vice President and Director


Date  March 3, 1999
      -----------------


By    /s/ G. CRAIG WHITEHEAD
      ----------------------
      G. Craig Whitehead
      Assistant Vice President and Director

Date  March 4, 1999
      -----------------


By    /s/ THOMAS J. WILSON, II
      ------------------------
      Thomas J. Wilson, II
      Vice Chairman and Director

Date  March 5, 1999
      -----------------

                                  EXHIBIT INDEX

                     The Glenbrook Life and Annuity Company
                 Form 10-K for the year ended December 31, 1998

Exhibit No.                Description

3(i) Amended and Restated Articles of Incorporation and Articles of Redomestication of Glenbrook Life and Annuity Insurance Company (filed herewith)

3(ii) Amended and Restated By-laws of Glenbrook Life and Annuity Company (filed herewith)

27            Financial Data Schedule (filed herewith)