Form 10-Q
period 1999-03-31
GLENBROOK LIFE & ANNUITY CO
filed 1999-05-14
CIK 945094

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

                 For the quarterly period ended: March 31, 1999

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


Commission file number: 33-62193
                        33-91916
                        33-92842
                        33-91914
                        33-62203
                       333-00987
                       333-07275
                       333-50873
                       333-60337
                       333-50879
                       333-00999
                       333-02581
                       333-28227
                       333-25045



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

            Statements of Financial Position
            March 31, 1999(Unaudited) and December 31, 1998.................. 3

            Statements of Operations
            Three Months Ended March 31, 1999 and
            March 31, 1998 (Unaudited)....................................... 4

            Statements of Cash Flows
            Three Months Ended March 31, 1999 and
                  March 31, 1998 (Unaudited)................................. 5

            Notes to Financial Statements.................................... 6

Item  2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS..................... 9

Item  3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT
              MARKET RISK*..................................................N/A


                           PART II - OTHER INFORMATION


Item 1.   LEGAL PROCEEDINGS..................................................14

Item 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS*........................N/A

Item 3.   DEFAULTS UPON SENIOR SECURITIES*..................................N/A

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS*..............N/A

Item 5.   OTHER INFORMATION..................................................14

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K...................................14

SIGNATURE PAGE...............................................................15





*Omitted pursuant to General Instruction H(2) of Form 10-Q.

                       GLENBROOK LIFE AND ANNUITY COMPANY
                        STATEMENTS OF FINANCIAL POSITION


                                                         MARCH 31,  DECEMBER 31,
                                                           1999         1998
                                                       -----------  ------------
($ in thousands)                                       (UNAUDITED)

ASSETS
Investments
   Fixed income securities at fair value
      (amortized cost $91,508 and $87,415)              $   96,277   $   94,313
   Short-term                                                1,923        4,663
                                                        ----------   ----------
         Total investments                                  98,200       98,976

Reinsurance recoverable from
   Allstate Life Insurance Company                       3,305,641    3,113,278
Other assets                                                 2,865        2,590
Separate Accounts                                        1,070,156      993,622
                                                        ----------   ----------
         TOTAL ASSETS                                   $4,476,862   $4,208,466
                                                        ==========   ==========

LIABILITIES
Contractholder funds                                     3,305,641    3,113,278
Current income taxes payable                                 2,729        2,181
Deferred income taxes                                        1,758        2,499
Payable to affiliates, net                                   3,632        3,583
Separate Accounts                                        1,070,156      993,622
                                                        ----------   ----------
         TOTAL LIABILITIES                               4,383,916    4,115,163
                                                        ----------   ----------

COMMITMENTS AND CONTINGENT LIABILITIES (NOTE 4)

SHAREHOLDER'S EQUITY
Common stock, $500 par value, 4,200 shares
      authorized, issued and outstanding                     2,100        2,100
Additional capital paid-in                                  69,641       69,641
Retained income                                             18,106       17,079

Accumulated other comprehensive income:
    Unrealized net capital gains                             3,099        4,483
                                                        ----------   ----------
         TOTAL ACCUMULATED OTHER COMPREHENSIVE INCOME        3,099        4,483
                                                        ----------   ----------
         TOTAL SHAREHOLDER'S EQUITY                         92,946       93,303
                                                        ----------   ----------
         TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY     $4,476,862   $4,208,466
                                                        ==========   ==========




See notes to financial statements.

                       GLENBROOK LIFE AND ANNUITY COMPANY
                            STATEMENTS OF OPERATIONS





                                      THREE MONTHS ENDED
                                           MARCH 31,
                                   -----------------------
($ in thousands)                      1999        1998
                                   ----------   ----------
                                          (UNAUDITED)

REVENUES
Net investment income                   1,578        1,586
                                   ----------   ----------

INCOME BEFORE INCOME TAX EXPENSE        1,578        1,586
Income tax expense                        551          523
                                   ----------   ----------

NET INCOME                         $    1,027   $    1,063
                                   ==========   ==========





See notes to financial statements.

                       GLENBROOK LIFE AND ANNUITY COMPANY
                            STATEMENTS OF CASH FLOWS



                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
                                                           --------   --------
($ in thousands)                                             1999       1998
                                                           --------   --------
                                                               (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                 $  1,027   $  1,063
Adjustments to reconcile net income to net cash
    provided by operating activities
       Changes in:
           Income taxes payable                                 552       (163)
           Other operating assets and liabilities              (253)       423
                                                           --------   --------
               Net cash provided by operating activities      1,326      1,323
                                                           --------   --------

CASH FLOWS FROM INVESTING ACTIVITIES
Fixed income securities
       Investment collections                                 1,891      2,856
       Investment purchases                                  (5,958)    (5,659)
Change in short-term investments, net                         2,741      2,083
                                                           --------   --------
               Net cash used in investing activities         (1,326)      (720)
                                                           --------   --------

NET INCREASE IN CASH                                             --        603
CASH AT THE BEGINNING OF PERIOD                                  --         --
                                                           --------   --------
CASH AT END OF PERIOD                                      $     --   $    603
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

     The financial statements and notes as of March 31, 1999 and for the three month periods ended March 31, 1999 and 1998 are unaudited. The interim financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. These financial statements and notes should be read in conjunction with the financial statements and notes thereto included in the Glenbrook Life and Annuity Company Annual Report on Form 10K for 1998. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

     Effective January 1, 1999, the Company adopted Statement of Position ("SOP") 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments." The SOP provides guidance concerning when to recognize a liability for insurance-related assessments and how those liabilities should be measured. Specifically, insurance-related assessments should be recognized as liabilities when all of the following criteria have been met: 1) an assessment has been imposed or it is probable that an assessment will be imposed, 2) the event obligating an entity to pay an assessment has occurred and 3) the amount of the assessment can be reasonably estimated. The adoption of this statement was immaterial to the Company's results of operations and financial position.

     To conform with the 1999 presentation, certain amounts in the prior years' financial statements and notes have been reclassified.


2.    REINSURANCE

     The Company has reinsurance agreements whereby substantially all premiums, contract charges, credited interest, policy benefits and certain expenses are ceded to ALIC and reflected net of such reinsurance in the statements of operations. The amounts shown in the Company's statements of operations relate to the investment of those assets of the Company that are not transferred under reinsurance agreements. Reinsurance recoverable and the related contractholder funds are reported separately in the statements of financial position. The Company continues to have primary liability as the direct insurer for risks reinsured.

                       GLENBROOK LIFE AND ANNUITY COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                              (UNAUDITED) (cont'd)


     Investment income earned on the assets which support contractholder funds is not included in the Company's financial statements as those assets are owned and managed under the terms of reinsurance agreements. The following amounts were ceded to ALIC under reinsurance agreements.

                                                             THREE MONTHS ENDED
                                                                   MARCH 31,
                                                           ---------------------
       ($ in thousands)                                      1999        1998
                                                           --------     --------

       Contract charges                                    $  5,670     $  4,107
       Credited interest, policy benefits and expenses       56,245       46,283


3.   COMPREHENSIVE INCOME

     The components of other comprehensive income on a pretax and after-tax basis for the three months ended March 31, are as follows:


       ($ in thousands)                                      1999                  1998
                                         -----------------------------   ------------------------------
                                                                AFTER-                           AFTER-
                                          PRETAX       TAX       TAX       PRETAX      TAX        TAX
                                          ------       ---       ---       ------      ---        ---

       Unrealized capital gains
          and losses:
       ------------------------------
       Unrealized holding losses
           arising during the period     $(2,129)   $   745   $(1,384)   $  (158)   $    55    $  (103)
       Less:  reclassification adjust-
           ment for realized net
           capital gains included in
           net income                         --         --        --         --         --         --
                                         -------    -------   -------    -------    -------    -------
       Unrealized net capital losses      (2,129)       745    (1,384)      (158)        55       (103)
                                         -------    -------   -------    -------    -------    -------

       Other comprehensive loss          $(2,129)   $   745    (1,384)   $  (158)   $    55       (103)
                                         =======    =======   -------    =======    =======    -------

       Net income                                               1,027                            1,063
                                                              -------                          -------

       Comprehensive (loss) income                            $  (357)                         $   960
                                                              =======                          =======



                       GLENBROOK LIFE AND ANNUITY COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                               (UNAUDITED)(cont'd)


4.     REGULATION AND LEGAL PROCEEDINGS

       The Company is subject to the effects of a changing social, economic and regulatory environment. Public and regulatory initiatives have varied and have included efforts to adversely influence and restrict premium rates, restrict the Company's ability to cancel policies, impose underwriting standards and expand overall regulation. The ultimate changes and eventual effects, if any, of these initiatives are uncertain.

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

                       GLENBROOK LIFE AND ANNUITY COMPANY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


      The following discussion highlights significant factors influencing results of operations and changes in financial position of Glenbrook Life and Annuity Company (the "Company"). It should be read in conjunction with the financial statements and related notes thereto found under items 7 and 8 of Part II of the Glenbrook Life and Annuity Company Annual Report on Form 10-K for the year ended December 31, 1998.

      The Company, a wholly owned subsidiary of Allstate Life Insurance Company ("ALIC"), which is wholly owned by Allstate Insurance Company ("AIC"), a wholly owned subsidiary of The Allstate Corporation (the "Corporation"), markets savings products and life insurance products through banks, direct marketing and broker-dealers. Savings products consist of fixed annuity products including indexed and market value adjusted annuities, as well as variable annuities. Life insurance includes universal life and variable life products. The Company re-domesticated its operations from Illinois to Arizona in 1998. The Company has identified itself as a single segment entity.

      The assets and liabilities related to flexible premium deferred variable annuity contracts and variable life policies are legally segregated and reflected as Separate Account assets and liabilities and are carried at fair value in the statements of financial position. Investment income and realized gains and losses of the Separate Accounts accrue directly to the contractholders (net of fees) and, therefore, are not included in the Company's statements of operations.

RESULTS OF OPERATIONS

($ in thousands)
                                              THREE MONTHS ENDED
                                                   MARCH 31,
                                                1999      1998
                                              -------    -------
Net investment income                         $ 1,578    $ 1,586
                                              =======    =======
Net income                                    $ 1,027    $ 1,063
                                              =======    =======
Investments                                   $98,200    $91,036
                                              =======    =======

       The Company has reinsurance agreements under which substantially all contract and policy related transactions are transferred to ALIC. The Company's results of operations include only net investment income and realized capital gains and losses earned on the assets of the Company that are not transferred under the reinsurance agreements.

       Net income was $1.0 million for the first three months of 1999 compared to $1.1 million for the same period last year. Pretax net investment income declined slightly due to lower portfolio yields and higher investment expenses. Lower investment yields are due, in part, to the investment of proceeds from calls and maturities and the investment of positive cash flows from operations in securities yielding less than the average portfolio rate. In relatively low interest rate environments, funds from maturing investments may be reinvested at interest rates lower than those which prevailed when the funds were previously invested, resulting in lower investment yields.

                       GLENBROOK LIFE AND ANNUITY COMPANY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                    (cont'd)


FINANCIAL POSITION

($ in thousands)
                                            MARCH 31,      DECEMBER 31,
                                              1999             1998
                                          -------------   -------------
Fixed income securities (1)               $      96,277   $      94,313
Short-term investments                            1,923           4,663
                                          -------------   -------------
      Total investments                   $      98,200   $      98,976
                                          =============   =============
Reinsurance recoverable from ALIC         $   3,305,641   $   3,113,278
                                          =============   =============
Separate Account assets and liabilities   $   1,070,156   $     993,622
                                          =============   =============
Contractholder funds                      $   3,305,641   $   3,113,278
                                          =============   =============


(1) Fixed income securities are carried at fair value. Amortized cost for these securities was $91,508 and $87,415 at March 31, 1999 and December 31, 1998, respectively.

     Total investments were $98.2 million at March 31, 1999 compared to $99.0 million at December 31, 1998. Positive cash flows generated from operations were more than offset by a decrease in unrealized net capital gains on fixed income securities. At March 31, 1999, unrealized net capital gains on fixed income securities were $4.8 million compared to $6.9 million at December 31, 1998.

     At March 31, 1999, all of the Company's fixed income securities portfolio is rated investment grade, which is defined by the Company as a security having a National Association of Insurance Commissioners ("NAIC") rating of 1 or 2, a Moody's rating of Aaa, Aa, A or Baa, or a comparable Company internal rating.

     During the three months ended March 31, 1999, contractholder funds and reinsurance recoverable from ALIC increased by $192.4 million. The increase resulted from sales of the Company's fixed annuity contracts and interest credited to contractholders, partially offset by surrenders, withdrawals and benefits paid. Reinsurance recoverable from ALIC relates to contract benefit obligations ceded to ALIC.

     Separate Account assets and liabilities increased $76.5 million to $1.1 billion at March 31, 1999. The increases were primarily attributable to sales of variable annuity contracts and the favorable investment performance of Separate Account investment portfolios, partially offset by surrenders and withdrawals.

                       GLENBROOK LIFE AND ANNUITY COMPANY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                    (cont'd)


LIQUIDITY AND CAPITAL RESOURCES

      Under the terms of reinsurance agreements, substantially all premiums and deposits, excluding those relating to Separate Accounts, are transferred to ALIC, which maintains the investment portfolio supporting the Company's products. Substantially all payments of policyholder claims, benefits, contract maturities, contract surrenders and withdrawals and certain operating costs are also reimbursed by ALIC under the terms of the reinsurance agreements. The Company continues to have primary liability as a direct insurer for risks reinsured. The Company's ability to meet liquidity demands is dependant on ALIC's ability to meet those demands. ALIC's claims-paying ability was rated Aa2, AA+ and A+ by Moody's, Standard and Poor's and A.M. Best, respectively, at March 31, 1999.

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

     The Corporation is heavily dependent upon complex computer systems for all phases of its operations, including customer service, insurance processing, underwriting, loss reserving, investments and other enterprise systems. Since many of the Corporation's older computer software programs recognize only the last two digits of the year in any date, some software may fail to operate properly in or after the year 1999, if the software is not reprogrammed, remediated, or replaced ("Year 2000"). Also, many systems and equipment that are not typically thought of as computer-related (referred to as "non-IT") contain embedded hardware or software that may have a Year 2000 sensitive component. The Corporation believes that many of its counterparties and suppliers also have Year 2000 issues and non-IT issues which could affect the Corporation.

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

     The Corporation believes that the first three steps of this plan, assessment, remediation and testing, including clock-forward testing which is being performed on the Corporation's systems and non-IT, are mostly complete for the Corporation's critical systems. The Corporation is relying on remediation techniques for its midrange and personal computer environments, and certain mainframe applications.

                       GLENBROOK LIFE AND ANNUITY COMPANY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                    (cont'd)


     Certain other processing systems are planned to be remediated by the middle of 1999, and the implementation and rollout of the remediated personal computer environment will continue through the third quarter of 1999. Some systems and non-IT related to discontinued or non-critical functions of the Corporation are planned to be abandoned by the end of 1999.

     The Corporation is currently in the process of developing contingency plans in the event that the systems supporting key processes are not Year 2000 compliant in or after the year 1999. Management believes these contingency plans should be completed by mid-1999 with testing of these plans conducted throughout the second half of 1999. Management has also begun to identify and model the impacts of the most reasonably likely worst case scenarios. Until these plans are complete, management is unable to determine an estimate of the most reasonably likely worst case scenario due to issues relating to the Year 2000.

     In addition, the Corporation is actively working with its major external counterparties and suppliers to assess their compliance efforts and the Corporation's exposure to both their Year 2000 issues and non-IT issues. This assessment has included the solicitation of external counterparties and suppliers, evaluating responses received and testing third party interfaces and interactions to determine compliance. Currently the Corporation has solicited and has received responses from the majority of its counterparties and suppliers. These responses generally state that they believe they will be Year 2000 compliant and that no transactions will be affected. However, certain vendors are also in ongoing assessment and testing of their products whereby they are currently unable to identify all potential problems in certain products which are used by the Corporation. The Corporation believes that these vendors will make no statements regarding their Year 2000 readiness other than to publish declarations addressing specific compliance issues identified with their products. The Corporation has begun to work with these key vendors and is developing procedures in order to stay aware of any compliance issues encountered by these vendors. The Corporation has also decided to test certain interfaces and interactions to gain additional assurance on third party compliance. If key vendors are unable to meet the Year 2000 requirement, the Corporation is preparing contingency plans that will allow the Corporation to continue to sell its products and to service its customers. Management believes these contingency plans should be completed by mid-1999. The Corporation currently does not have sufficient information to determine whether or not all of its external counterparties and suppliers will be Year 2000 ready.

     The Corporation may be exposed to the risk that the issuers of investments in its portfolio will be adversely impacted by Year 2000 issues. The Corporation assesses the impact which Year 2000 issues have on the Corporation's investments as part of due diligence for proposed new investments and in its ongoing review of all current portfolio holdings. Any recommended actions with respect to individual investments are determined by taking into account the potential impact of Year 2000 on the issuer. The Corporation currently does not have sufficient information to determine the impacts of such exposures on their results of operations, liquidity or financial position.

     The Corporation presently believes that it will resolve the Year 2000 issue in a timely manner. Year 2000 costs are expensed as incurred, therefore, the majority of the expenses related to this project have been incurred as of March 31, 1999. The Corporation estimates that approximately $125 million in costs will be incurred between the years 1995 and 2000. These amounts include costs directly related to fixing Year 2000 issues, such as modifying software and hiring Year 2000 solution providers, as well as costs incurred to replace certain non-compliant systems which would not have been otherwise replaced. A portion of these costs will be incurred by the Company on a pro rata basis of usage of the computer-related systems and non-IT, as compared to the usage of all entities which share these services with the Corporation. These amounts are not expected to be material to the results of operations of the Company.

                       GLENBROOK LIFE AND ANNUITY COMPANY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                    (cont'd)

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


Item 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits required by Item 601 of Regulation S-K


(2)  None

(3)(i) Amended and Restated Articles of Incorporation and Articles of Redomestication of Glenbrook Life and Annuity Company (Incorporated herein by reference to the Company's Form 10-K Annual Report for the year ended December 31, 1998)

(3)(ii) Amended and Restated By-laws of Glenbrook Life and Annuity Company (Incorporated herein by reference to the Company's Form 10-K Annual Report for the year ended December 31, 1998)

(4)  None

(10)(a) Reinsurance Agreement between Glenbrook Life and Annuity Company and Allstate Life Insurance Company effective June 5, 1992 along with Amendment No. 1 thereto, dated June 8, 1995 and Amendment No. 2 thereto, dated November 3, 1995 (Incorporated herein by reference to the Company's Initial filing of Form S-1 Registration Statement (File No. 333-67275)

(10)(b)Amendment No. 1 to the Reinsurance Agreement between Glenbrook Life and Annuity Company and Allstate Life Insurance Company, dated June 8, 1995 (Incorporated herein by reference to the initial filing of the Company's Form S-1 Registration Statement (File No 333-07275) dated June 28, 1996)


(10)(c)Amendment No. 2 to the Reinsurance Agreement between Glenbrook Life and Annuity Company and Allstate Life Insurance Company, dated November 3, 1995 (Incorporated herein by reference to the initial filing of the Company's Form S-1 Registration Statement (File No 333-07275) dated June 28, 1996)

(10)(d)Amendment No. 3 to the Reinsurance Agreement between Glenbrook Life and Annuity Company and Allstate Life Insurance Company, dated October 28, 1998

(10)(e)Modified Coinsurance Agreement between Glenbrook Life and Annuity Company and Allstate Life Insurance Company, effective September 1, 1993

(10)(f)Amendment No. 1 to the Modified Coinsurance Agreement between Glenbrook Life and Annuity Company and Allstate Life Insurance Company, dated June 28, 1995

(10)(g)Amendment No. 2 to the Modified Coinsurance Agreement between Glenbrook Life and Annuity Company and Allstate Life Insurance Company, dated November 3, 1995

(10)(h)Amendment No. 3 to the Modified Coinsurance Agreement between Glenbrook Life and Annuity Company and Allstate Life Insurance Company, dated October 28, 1998


(11) Not Required

(15) None

(18) None

(19) None

(22) None

(23) Not required

(24) None

(27) Financial Data Schedule


 (b) Reports on 8-K

            No reports on Form 8-K were filed during the first quarter of 1999.

                              SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 14th day of May 1999.



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



/s/ KEITH A. HAUSCHILDT              ASSISTANT VICE PRESIDENT AND CONTROLLER
------------------------              (Chief Accounting Officer)
 KEITH A. HAUSCHILDT

Exhibit Index

Exhibit No.                Exhibit


(10)(d)Amendment No. 3 to the Reinsurance Agreement between Glenbrook Life and Annuity Company and Allstate Life Insurance Company, dated October 28, 1998

(10)(e)Modified Coinsurance Agreement between Glenbrook Life and Annuity Company and Allstate Life Insurance Company, effective September 1, 1993

(10)(f)Amendment No. 1 to the Modified Coinsurance Agreement between Glenbrook Life and Annuity Company and Allstate Life Insurance Company, dated June 28, 1995

(10)(g)Amendment No. 2 to the Modified Coinsurance Agreement between Glenbrook Life and Annuity Company and Allstate Life Insurance Company, dated November 3, 1995

(10)(h)Amendment No. 3 to the Modified Coinsurance Agreement between Glenbrook Life and Annuity Company and Allstate Life Insurance Company, dated October 28, 1998

(27)  Financial Data Scehdule