Form 10-Q
period 1999-06-30
GLENBROOK LIFE & ANNUITY CO
filed 1999-08-13
CIK 945094

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

                 For the quarterly period ended: June 30, 1999

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


Commission file number: 33-62193
                        33-91916
                        33-92842
                       333-00987
                       333-07275
                       333-50873



                       GLENBROOK LIFE AND ANNUITY COMPANY
             (Exact name of registrant as specified in its charter)


   ARIZONA                                              35-1113325
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

Yes../X/..      No


     Indicate the number of shares of each of the issuer's classes of common stock, as of June 30, 1999; there were 4,200 shares of common capital stock outstanding, par value $500 per share all of which shares are held by Allstate Life Insurance Company.

                         PART I - FINANCIAL INFORMATION


Item  1.   FINANCIAL STATEMENTS

            Statements of Financial Position
            June 30, 1999(Unaudited) and December 31, 1998..................  3

            Statements of Operations
            Six Months Ended June 30, 1999 and
            June 30, 1998 (Unaudited).......................................  4

            Statements of Cash Flows
            Six Months Ended June 30, 1999 and
                  June 30, 1998 (Unaudited).................................  5

            Notes to Financial Statements.................................... 6

Item  2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS..................... 9

Item  3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT
              MARKET RISK*..................................................N/A


                           PART II - OTHER INFORMATION


Item 1.   LEGAL PROCEEDINGS..................................................15

Item 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS*........................N/A

Item 3.   DEFAULTS UPON SENIOR SECURITIES*..................................N/A

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS*..............N/A

Item 5.   OTHER INFORMATION..................................................15

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K...................................15

SIGNATURE PAGE...............................................................17





*Omitted pursuant to General Instruction H(2) of Form 10-Q.

                       GLENBROOK LIFE AND ANNUITY COMPANY
                        STATEMENTS OF FINANCIAL POSITION




                                                           JUNE 30,     DECEMBER 31,
                                                            1999            1998
                                                         ------------   ------------
($ in thousands)                                          (UNAUDITED)


ASSETS
Investments
   Fixed income securities at fair value
      (amortized cost $93,774 and $87,415) ...........   $     95,267   $     94,313
   Short-term ........................................          1,780          4,663
                                                         ------------   ------------
         Total investments ...........................         97,047         98,976

Reinsurance recoverable from
   Allstate Life Insurance Company ...................      3,628,827      3,113,278
Other assets .........................................          2,793          2,590
Separate Accounts ....................................      1,217,081        993,622
                                                         ------------   ------------
         TOTAL ASSETS ................................   $  4,945,748   $  4,208,466
                                                         ============   ============

LIABILITIES
Contractholder funds .................................   $  3,628,827   $  3,113,278
Current income taxes payable .........................          3,452          2,181
Deferred income taxes ................................            598          2,499
Payable to affiliates, net ...........................          3,650          3,583
Separate Accounts ....................................      1,217,081        993,622
                                                         ------------   ------------
         TOTAL LIABILITIES ...........................      4,853,608      4,115,163
                                                         ------------   ------------

COMMITMENTS AND CONTINGENT LIABILITIES (NOTE 4)

SHAREHOLDER'S EQUITY
Common stock, $500 par value, 4,200 shares
      authorized, issued and outstanding .............          2,100          2,100
Additional capital paid-in ...........................         69,641         69,641
Retained income ......................................         19,429         17,079

Accumulated other comprehensive income:
    Unrealized net capital gains .....................            970          4,483
                                                         ------------   ------------
         TOTAL ACCUMULATED OTHER COMPREHENSIVE INCOME             970          4,483
                                                         ------------   ------------
         TOTAL SHAREHOLDER'S EQUITY ..................         92,140         93,303
                                                         ------------   ------------
         TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY ..   $  4,945,748   $  4,208,466
                                                         ============   ============






See notes to financial statements.


                       GLENBROOK LIFE AND ANNUITY COMPANY
                            STATEMENTS OF OPERATIONS


                                    THREE MONTHS ENDED      SIX MONTHS ENDED
                                        JUNE 30,                JUNE 30,
                                    -------------------   -------------------
($ in thousands)                      1999       1998      1999       1998
                                    --------   --------   --------   --------
                                                  (UNAUDITED)

REVENUES
Net investment income ...........   $  1,604   $  1,541   $  3,182   $  3,127
Realized capital gains and losses        429         --        429         --
                                    --------   --------   --------   --------

INCOME BEFORE INCOME TAX EXPENSE       2,033      1,541      3,611      3,127
Income tax expense ..............        710        542      1,261      1,065
                                    --------   --------   --------   --------

NET INCOME ......................   $  1,323   $    999   $  2,350   $  2,062
                                    ========   ========   ========   ========



























See notes to financial statements.

                       GLENBROOK LIFE AND ANNUITY COMPANY
                            STATEMENTS OF CASH FLOWS



                                                                      SIX MONTHS ENDED
                                                                          JUNE 30,
                                                                   ----------  ----------
($ in thousands)                                                      1999        1998
                                                                   ----------  ----------
                                                                         (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income .....................................................   $    2,350  $    2,062
Adjustments to reconcile net income to net cash
    provided by operating activities:
       Amortization and other non-cash items ...................           19          25
       Realized capital gains and losses .......................         (429)         --
       Changes in:
           Income taxes payable ................................        1,262         548
           Other operating assets and payable to affiliates, net         (187)        448
                                                                   ----------  ----------
               Net cash provided by operating activities .......        3,015       3,083
                                                                   ----------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES
Fixed income securities
       Proceeds from sales .....................................        7,108          --
       Investment collections ..................................        3,373       3,505
       Investment purchases ....................................      (16,389)     (9,693)
Change in short-term investments, net ..........................        2,893       3,105
                                                                   ----------  ----------
               Net cash used in investing activities ...........       (3,015)     (3,083)
                                                                   ----------  ----------

NET INCREASE IN CASH ...........................................           --          --
CASH AT THE BEGINNING OF PERIOD ................................           --          --
                                                                   ----------  ----------
CASH AT END OF PERIOD ..........................................   $       --  $       --
                                                                   ==========  ==========






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

     The financial statements and notes as of June 30, 1999 and for the three month and six month periods ended June 30, 1999 and 1998 are unaudited. The financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. These financial statements and notes should be read in conjunction with the financial statements and notes thereto included in the Glenbrook Life and Annuity Company Annual Report on Form 10-K for 1998. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

     Effective January 1, 1999, the Company adopted Statement of Position ("SOP") 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments." The SOP provides guidance concerning when to recognize a liability for insurance-related assessments and how those liabilities should be measured. Specifically, insurance-related assessments should be recognized as liabilities when all of the following criteria have been met: 1) an assessment has been imposed or it is probable that an assessment will be imposed, 2) the event obligating an entity to pay an assessment has occurred and 3) the amount of the assessment can be reasonably estimated. The adoption of this statement had an immaterial impact on the Company's results of operations and financial position.

     To conform with the 1999 presentation, certain amounts in the prior years' financial statements and notes have been reclassified.

2.    Reinsurance

      The Company has reinsurance agreements whereby substantially all contract charges, credited interest, policy benefits and certain expenses are ceded to ALIC and reflected net of such reinsurance in the statements of operations. The amounts shown in the Company's statements of operations relate to the investment of those assets of the Company that are not transferred under reinsurance agreements. Reinsurance recoverable and the related contractholder funds are reported separately in the statements of financial position. The Company continues to have primary liability as the direct insurer for risks reinsured.

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




                                            Three months Ended                    Six months Ended
                                                 June 30,                             June 30,
                                      --------------------------------     -------------------------------
         ($ in thousands)                  1999              1998              1999              1998
                                      ---------------    -------------     --------------    -------------

         Contract charges                    $ 6,946          $ 5,081           $ 12,616          $ 9,188
         Credited interest, policy
           benefits, and certain
           expenses                           61,248           48,319            117,493           94,602




3.    Comprehensive Income

      The components of other comprehensive income on a pretax and after-tax basis are as follows:


                                                                        Three months Ended June 30,
                                         -------------------------------------------------------------------------------
       ($ in thousands)                                     1999                                      1998
                                         --------------------------------------     ------------------------------------

                                                                     After-                                   After-
                                            Pretax        Tax          tax               Pretax     Tax         tax
                                            ------        ---          ---               ------     ---         ---

       Unrealized capital gains and losses:
       Unrealized holding
         (losses) gains arising
         during the period                 $ (2,846)    $   996       $(1,850)           $ 753     $(264)       $  489

       Less:  reclassification
         adjustment for realized
         net capital gains
         included in net income                 429        (150)          279                -         -            -
                                           --------     -------       -------            -----     -----       ------
       Unrealized net capital
         (losses) gains                      (3,275)      1,146        (2,129)             753      (264)         489
                                           --------     -------       -------            -----     -----       ------
       Other comprehensive
         (loss) income                     $ (3,275)    $ 1,146        (2,129)           $ 753     $(264)         489
                                           ========     =======                          =====     =====

       Net income                                                       1,323                                     999
                                                                      -------                                  ------
       Comprehensive
         (loss) income                                                $  (806)                                 $1,488
                                                                      =======                                  ======



                       Glenbrook Life and Annuity Company
                          Notes To Financial Statements
                                   (Unaudited)


3.     Comprehensive Income (continued)


                                                                        Six months Ended June 30,
                                         -------------------------------------------------------------------------------
       ($ in thousands)                                     1999                                      1998
                                         --------------------------------------     ------------------------------------

                                                                     After-                                   After-
                                            Pretax        Tax          tax               Pretax     Tax         tax
                                            ------        ---          ---               ------     ---         ---

       Unrealized capital gains and losses:
       Unrealized holding
         (losses) gains arising
         during the period                 $ (4,975)    $ 1,741       $(3,234)           $ 595     $ (209)     $  386

       Less:  reclassification
         adjustment for realized
         net capital gains
         included in net income                 429        (150)          279                -          -           -
                                           --------     -------       -------            -----     ------      ------
       Unrealized net capital
         (losses) gains                      (5,404)      1,891        (3,513)             595       (209)        386
                                           --------     -------       -------            -----     ------      ------
       Other comprehensive
         (loss) income                     $ (5,404)    $ 1,891        (3,513)           $ 595     $ (209)        386
                                           ========     =======                          =====     ======

       Net income                                                       2,350                                   2,062
                                                                      -------                                  ------
       Comprehensive
         (loss) income                                                $(1,163)                                 $2,448
                                                                      =======                                  ======




4.    Commitments and Contingent Liabilities

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

      The Company, a wholly owned subsidiary of Allstate Life Insurance Company ("ALIC"), which is wholly owned by Allstate Insurance Company ("AIC"), a wholly owned subsidiary of The Allstate Corporation (the "Corporation"), markets savings products and life insurance products through banks, broker-dealers and direct marketing. Savings products consist of fixed annuity products, including indexed and market value adjusted annuities, as well as variable annuities. Life insurance includes universal life and variable life products. The Company re-domesticated its operations from Illinois to Arizona in 1998. The Company has identified itself as a single segment entity.

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

      Results of Operations

         ($ in thousands)        Three months Ended    Six months Ended
                                       June 30,            June 30,
                                 ------------------   -----------------
                                   1999       1998     1999       1998
                                  -------   -------   -------   -------

          Net investment income   $ 1,604   $ 1,541   $ 3,182   $ 3,127
                                  =======   =======   =======   =======
          Net realized capital
            gains and losses,
            after-tax             $   279         -   $   279         -
                                  =======   =======   =======   =======

          Net income              $ 1,323   $   999   $ 2,350   $ 2,062
                                  =======   =======   =======   =======

          Total investments       $97,047   $94,147   $97,047   $94,147
                                  =======   =======   =======   =======

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

                       Glenbrook Life and Annuity Company
                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations


     Net income for the three month and six month periods ended June 30, 1999 increased $324 thousand and $288 thousand, respectively, compared with the same periods in 1998. For both periods, in 1999, the increase was primarily due to capital gains realized on the sale of mortgage-backed securities.

     Pretax net investment income was $1.6 million for the second quarter of 1999, compared to $1.5 million for the same period last year. For the first half of 1999, pretax net investment income was $3.2 million versus $3.1 million for the first half of 1998. For both periods, investment income was earned on higher investment balances, partially offset by lower investment yields and increased investment expenses for the first half of 1999. Investments at June 30, 1999, excluding Separate Accounts and unrealized gains on fixed income securities, grew 7.8% from the same period last year. Lower investment yields are due, in part, to the investment of proceeds from calls and maturities and the investment of positive cash flows from operations in securities yielding less than the average portfolio rate. In relatively low interest rate environments, funds from called or maturing investments may be reinvested at interest rates lower than those which prevailed when the funds were previously invested, resulting in lower investment yields.

     Financial Position


      ($ in thousands)                              June 30,      December 31,
                                                     1999             1998
                                                 ------------     ------------

      Fixed income securities (1)                 $    95,267      $    94,313
      Short-term investments                            1,780            4,663
                                                  -----------      -----------
           Total investments                      $    97,047      $    98,976
                                                  ===========      ===========
      Reinsurance recoverable from ALIC           $ 3,628,827      $ 3,113,278
                                                  ===========      ===========
      Separate Account assets and liabilities     $ 1,217,081      $   993,622
                                                  ===========      ===========
      Contractholder funds                        $ 3,628,827      $ 3,113,278
                                                  ===========      ===========

     (1) Fixed income securities are carried at fair value. Amortized cost for these securities was $93,774 and $87,415 at June 30, 1999 and December 31, 1998, respectively.


     Total investments were $97.0 million at June 30, 1999 compared to $99.0 million at December 31, 1998. Positive cash flows generated from operations were more than offset by a decrease in unrealized net capital gains on fixed income securities and sales of short-term investments. At June 30, 1999, unrealized net capital gains on fixed income securities were $1.5 million compared to $6.9 million at December 31, 1998.

     At June 30, 1999, all of the Company's fixed income securities portfolio is rated investment grade, which is defined by the Company as a security having a National Association of Insurance Commissioners ("NAIC") rating of 1 or 2, a Moody's rating of Aaa, Aa, A or Baa, or a comparable Company internal rating.

                       Glenbrook Life and Annuity Company
                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations


     During the six months ended June 30, 1999, contractholder funds and reinsurance recoverable from ALIC increased by $515.5 million. The increases resulted primarily from sales of the Company's fixed annuity contracts. Reinsurance recoverable from ALIC relates to contract benefit obligations ceded to ALIC.

     Separate Account assets and liabilities increased $223.5 million to $1.22 billion at June 30, 1999. The increase was primarily attributable to sales of variable annuity contracts and favorable investment performance of the Separate Account investment portfolios.

     Liquidity and Capital Resources

     Under the terms of reinsurance agreements, substantially all premiums and deposits, excluding those relating to Separate Accounts, are transferred to ALIC, which maintains the investment portfolio supporting the Company's products. Substantially all payments of policyholder claims, benefits, contract maturities, contract surrenders and withdrawals and certain operating costs are also reimbursed by ALIC under the terms of the reinsurance agreements. The Company continues to have primary liability as a direct insurer for risks reinsured. The Company's ability to meet liquidity demands is dependent on ALIC's ability to meet those demands. ALIC's financial strength ability was rated Aa2, AA+ and A+ by Moody's, Standard & Poor's and A.M. Best, respectively, at June 30, 1999.

     The primary source for the remainder of the Company's funds is the collection of principal and interest from the investment portfolio. The Company may also receive capital contributions from ALIC. The primary uses for the remainder of the Company's funds are to purchase investments and pay costs associated with the maintenance of the Company's investment portfolio.

     Year 2000

     The Company is dependent upon certain services provided for it by the Corporation including computer-related systems, and systems and equipment not typically thought of as computer-related (referred to as "non-IT"). For this reason, the Company is reliant upon the Corporation for the establishment and maintenance of its computer-related systems and non-IT.

     The Corporation is heavily dependent upon complex computer systems and equipment for all phases of its operations, including product distribution, customer service, insurance processing, underwriting, loss reserving, investments and other enterprise systems. Since many older computer software programs recognize only the last two digits of the year in any date, some software may fail to operate properly in or after the year 1999 if the software is not reprogrammed, remediated, or replaced ("Year 2000"). Also, many systems and equipment that are not typically thought of as computer-related (referred to as "non-IT") contain embedded hardware or software that may have a Year 2000 sensitive component. The Corporation believes that many of its counterparties and suppliers also have Year 2000 issues and non-IT issues which could affect the Corporation.

                       Glenbrook Life and Annuity Company
                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations


      In 1995, the Corporation commenced a plan consisting of four phases which are intended to mitigate and/or prevent the adverse effects of the Year 2000 issues on its systems and equipment: 1) inventory and assessment of affected systems and equipment, 2) remediation and compliance of systems and equipment through strategies that include the replacement or enhancement of existing systems, upgrades to operating systems already covered by maintenance agreements and modifications to existing systems to make them Year 2000 compliant, 3) testing of systems and equipment using clock-forward testing for both current and future dates and for dates which trigger specific processing, and 4) contingency planning to address possible adverse scenarios and the potential financial impact to the Corporation's results of operations, liquidity or financial position.

      The Corporation believes that the first three phases of this plan, assessment, remediation and testing, including clock-forward testing which was performed on the Corporation's systems and equipment and non-IT, are complete. It is expected that the implementation and rollout of the remediated personal computer environment will continue into the fourth quarter of 1999. In addition, some systems and equipment and non-IT related to discontinued or non-critical functions of the Corporation are planned to be abandoned by the end of 1999.

      The fourth phase of this plan, contingency planning, is currently in process. Detailed plans have been created in the event that the systems and equipment or major external counterparties and supplier supporting critical processes are not Year 2000 compliant in or after the year 1999. These plans, created by each corporate function and business unit of the Corporation, identify and document the risks associated with the Year 2000 on their business processes. Appropriate plans have been developed to mitigate those risks. A common inclusion in many of the plans is a description of manual processes and personnel needed in the event of a temporary Year 2000 failure. Contingency plans will be tested appropriately by the corporate function or business unit for their effective operation and for achieving their desired results. In addition, during the third quarter of 1999, the Corporation's management is reviewing all corporate function and business units' plans for accuracy and comprehensiveness. Monitoring of these plans will continue throughout the end of 1999 and beyond, as needed.

      The Corporation has considered numerous risk scenarios during the contingency planning phase. Through this planning, management believes that the scenario which could be considered the worst case, is a widespread, prolonged failure of public utility systems which would not only cause power outages for the Corporation, but also cause telecommunications, banking or external counterparty and supplier service outages. While the corporation has assessed and will continue to assess data on the utility, telecommunication and banking industries, it acknowledges the possibility that a prolonged widespread outage in any or all of these industries could lead to a worst case scenario. However, the Corporation does not consider such prolonged widespread outages to be reasonably likely. Therefore, the Corporation has focused its most reasonably likely worst case scenario contingency planning on limited scale outages in order to ensure the ability to deal with risks of likely scenarios. Because the Corporation is prepared for outages on a localized basis as part of normal business operations, the Corporation considers the impacts of this most reasonably likely scenario to be immaterial to the Corporation's results of operations, liquidity or financial position.

                       Glenbrook Life and Annuity Company
                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations


      The Company markets its products through a variety of distribution channels, including banks, brokers and direct marketing. These distribution channels are considered major external counterparties of the Corporation. The Corporation is actively working with its major external counterparties and suppliers, including public utility companies, to assess their compliance efforts and the Corporation's exposure to both their Year 2000 issues and non-IT issues. This assessment has included soliciting external counterparties and suppliers, evaluating responses received and testing third party interfaces and interactions to determine compliance. Currently the Corporation has solicited, and has received responses from, the majority of its counterparties and suppliers. These responses generally state that they believe they will be Year 2000 compliant and that no transactions will be affected. However, certain vendors are also in ongoing assessment and testing of their products whereby they are currently unable to identify all potential problems in certain products which are used by the Corporation. The Corporation believes that these vendors will make no statements regarding their Year 2000 readiness other than to publish declarations addressing specific compliance issues identified with their products. The Corporation is working with these key vendors and has procedures in place to stay aware of any compliance issues encountered by these vendors. The Corporation has also decided to test certain interfaces and interactions to gain additional assurance on third party compliance. Currently, the Corporation does not have sufficient information to determine whether all of its external counterparties and suppliers will be Year 2000 compliant. If they are not Year 2000 compliant, the Corporation is not able to determine the impact of any consequent losses on its results of operations, liquidity or financial position.

      The Corporation may be exposed to the risk that the issuers of investments in its portfolio will be adversely impacted by Year 2000 issues. The Corporation assesses the impact which Year 2000 issues have on the Corporation's investments as part of due diligence for proposed new investments and in its ongoing review of all current portfolio holdings. Any recommended actions with respect to individual investments are determined by taking into account the potential impact of Year 2000 on the issuer. Based on its current review, the Corporation believes that although Year 2000 issues may temporarily affect the market or individual issuers, the potential impact of Year 2000 on its investment portfolio will not be material.

      The Corporation presently believes that it will resolve the Year 2000 issue in a timely manner. Year 2000 costs are expensed as incurred. The majority of the expenses related to this project have been incurred as of June 30, 1999. The Corporation estimates that approximately $125 million in costs will be incurred between the years of 1995 and 2000. These amounts include costs directly related to fixing Year 2000 issues, such as modifying software and hiring Year 2000 solution providers, as well as costs incurred to replace certain non-compliant systems which would not have been otherwise replaced. A portion of these costs will be incurred by the Company on a pro rata basis of usage of the computer-related systems and equipment and non-IT, as compared to the usage of all entities which share these services with the Corporation. These amounts are not expected to be material to the results of operations of the Company.

                       Glenbrook Life and Annuity Company
                      Management's Discussion and Analysis
                of Financial Condition and Results of Operations


      Forward-Looking Statements

      The statements contained in this Management's Discussion and Analysis that are not historical information are forward-looking statements that are based on management's estimates, assumptions and projections. The Private Securities Litigation Reform Act of 1995 provides a safe harbor under The Securities Act of 1933 and the Securities Exchange Act of 1934 for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes several important factors that could cause the Company's actual results and experience with respect to forward-looking statements to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements:

      1. The Corporation presently believes that it will resolve the Year 2000 issues affecting its computer operations in a timely manner, and that the costs incurred between the years of 1995 and 2000 in resolving those issues will be approximately $125 million. However, the extent to which the computer operations of the Corporation's external counterparties and suppliers are adversely affected could, in turn, affect the Corporation's ability to communicate with such counterparties and suppliers, could increase the cost of resolving the Year 2000 issues, and could materially affect the Corporation's results of operations in any period or periods.

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

(10)(d)Amendment No. 3 to the Reinsurance Agreement between Glenbrook Life and Annuity Company and Allstate Life Insurance Company, dated October 28, 1998. (Incorporated herein by reference to the Company's Form 10-Q dated May 14, 1999).

(10)(e)Modified Coinsurance Agreement between Glenbrook Life and Annuity Company and Allstate Life Insurance Company, effective September 1, 1993. (Incorporated herein by reference to the Company's Form 10-Q dated May 14, 1999).

(10)(f)Amendment No. 1 to the Modified Coinsurance Agreement between Glenbrook Life and Annuity Company and Allstate Life Insurance Company, dated June 28, 1995. (Incorporated herein by reference to the Company's Form 10-Q dated May 14, 1999).

(10)(g)Amendment No. 2 to the Modified Coinsurance Agreement between Glenbrook Life and Annuity Company and Allstate Life Insurance Company, dated November 3, 1995. (Incorporated herein by reference to the Company's Form 10-Q dated May 14, 1999).

(10)(h)Amendment No. 3 to the Modified Coinsurance Agreement between Glenbrook Life and Annuity Company and Allstate Life Insurance Company, dated October 28, 1998. (Incorporated herein by reference to the Company's Form 10-Q dated May 14, 1999).

(11) Not Required

(15) None

(18) None

(19) None

(22) None

(23) Not required

(24) Power of Attorney - Samuel H. Pilch

(27) Financial Data Schedule


 (b) Reports on 8-K

            No reports on Form 8-K were filed during the first quarter of 1999.

                              SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 13th day of August, 1999.



                           GLENBROOK LIFE AND ANNUITY COMPANY
                           ----------------------------------
                                  (Registrant)






/s/ LOUIS G. LOWER, II               CHAIRMAN OF THE BOARD OF DIRECTORS
------------------------               AND CHIEF EXECUTIVE OFFICER
 LOUIS G. LOWER, II                  (Principal Executive Officer)



/s/ SAMUEL H. PILCH                   CONTROLLER
------------------------              (Chief Accounting Officer)
 SAMUEL H. PILCH

Exhibit Index

Exhibit No.                Exhibit


(24)                Power of Attorney - Samuel H. Pilch

(27)                Financial Data Scehdule