Form 10-Q
period 1999-09-30
GLENBROOK LIFE & ANNUITY CO
filed 1999-11-12
CIK 945094

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

                 For the quarterly period ended: September 30, 1999

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

Yes../X/..      No


     Indicate the number of shares of each of the issuer's classes of common stock, as of September 30, 1999; there were 4,200 shares of common capital stock outstanding, par value $500 per share all of which shares are held by Allstate Life Insurance Company.

                         PART I - FINANCIAL INFORMATION


Item  1.   FINANCIAL STATEMENTS

            Statements of Financial Position
            September 30, 1999(Unaudited) and December 31, 1998.............  3

            Statements of Operations
            Nine Months Ended September 30, 1999 and
            September 30, 1998 (Unaudited)..................................  4

            Statements of Cash Flows
            Nine Months Ended September 30, 1999 and
            September 30, 1998 (Unaudited)..................................  5

            Notes to Financial Statements.................................... 6

Item  2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS..................... 9

Item  3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT
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

Item 5.   OTHER INFORMATION..................................................15

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K...................................15

SIGNATURE PAGE...............................................................17





*Omitted pursuant to General Instruction H(2) of Form 10-Q.

                       GLENBROOK LIFE AND ANNUITY COMPANY
                        STATEMENTS OF FINANCIAL POSITION


                                                      SEPTEMBER 30, DECEMBER 31,
                                                          1999          1998
                                                      ------------  ------------
($ in thousands, except par value data)                (UNAUDITED)

ASSETS
Investments
   Fixed income securities, at fair value
      (amortized cost $94,957 and $87,415) ..........   $   95,569   $   94,313
   Short-term .......................................          689        4,663
                                                        ----------   ----------
         Total investments ..........................       96,258       98,976

Reinsurance recoverable from
   Allstate Life Insurance Company ..................    3,900,740    3,113,278
Other assets ........................................        3,157        2,590
Separate Accounts ...................................    1,236,227      993,622
                                                        ----------   ----------
         TOTAL ASSETS ...............................   $5,236,382   $4,208,466
                                                        ==========   ==========

LIABILITIES
Contractholder funds ................................   $3,900,740   $3,113,278
Current income taxes payable ........................        1,863        2,181
Deferred income taxes ...............................          285        2,499
Payable to affiliates, net ..........................        4,641        3,583
Separate Accounts ...................................    1,236,227      993,622
                                                        ----------   ----------
         TOTAL LIABILITIES ..........................    5,143,756    4,115,163
                                                        ----------   ----------

COMMITMENTS AND CONTINGENT LIABILITIES (NOTE 4)

SHAREHOLDER'S EQUITY
Common stock, $500 par value, 4,200 shares
      authorized, issued and outstanding ............        2,100        2,100
Additional capital paid-in ..........................       69,641       69,641
Retained income .....................................       20,487       17,079

Accumulated other comprehensive income:
    Unrealized net capital gains ....................          398        4,483
                                                        ----------   ----------
         TOTAL ACCUMULATED OTHER COMPREHENSIVE INCOME          398        4,483
                                                        ----------   ----------
         TOTAL SHAREHOLDER'S EQUITY .................       92,626       93,303
                                                        ----------   ----------
         TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY .   $5,236,382   $4,208,466
                                                        ==========   ==========



See notes to financial statements.

                       GLENBROOK LIFE AND ANNUITY COMPANY
                            STATEMENTS OF OPERATIONS


                                   THREE MONTHS ENDED    NINE MONTHS ENDED
                                      SEPTEMBER 30,         SEPTEMBER 30,
                                   -------------------   -----------------
($ in thousands)                     1999        1998     1999      1998
                                   --------    -------   -------   -------
                                        (UNAUDITED)         (UNAUDITED)

REVENUES
Net investment income ...........   $ 1,682    $ 1,563   $ 4,864   $ 4,690
Realized capital losses and gains       (69)        --       360        --
                                    -------    -------   -------   -------

INCOME BEFORE INCOME TAX EXPENSE      1,613      1,563     5,224     4,690
Income tax expense ..............       555        559     1,816     1,624
                                    -------    -------   -------   -------

NET INCOME ......................   $ 1,058    $ 1,004   $ 3,408   $ 3,066
                                    =======    =======   =======   =======
















See notes to financial statements.

                       GLENBROOK LIFE AND ANNUITY COMPANY
                            STATEMENTS OF CASH FLOWS


                                                                    NINE MONTHS ENDED
                                                                      SEPTEMBER 30,
                                                                  ---------------------
($ in thousands)                                                    1999         1998
                                                                  ---------    --------
                                                                       (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income .....................................................   $  3,408    $  3,066
Adjustments to reconcile net income to net cash
    provided by operating activities:
       Amortization and other non-cash items ...................         (8)         --
       Realized capital gains and losses .......................       (360)         --
       Changes in:
           Income taxes payable ................................       (331)      1,045
           Other operating assets and payable to affiliates, net        288       2,815
                                                                   --------    --------
               Net cash provided by operating activities .......      2,997       6,926
                                                                   --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES
Fixed income securities
       Proceeds from sales .....................................      7,116          --
       Investment collections ..................................      4,297       5,164
       Investment purchases ....................................    (18,394)    (11,265)
Change in short-term investments, net ..........................      3,984       1,680
                                                                   --------    --------
               Net cash used in investing activities ...........     (2,997)     (4,421)
                                                                   --------    --------

NET INCREASE IN CASH ...........................................         --       2,505
CASH AT THE BEGINNING OF PERIOD ................................         --          --
                                                                   --------    --------
CASH AT END OF PERIOD ..........................................   $     --    $  2,505
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

      The financial statements and notes as of September 30, 1999 and for the three month and nine month periods ended September 30, 1999 and 1998 are unaudited. The financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. These financial statements and notes should be read in conjunction with the financial statements and notes thereto included in the Glenbrook Life and Annuity Company Annual Report on Form 10-K for 1998. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

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

      Investment income earned on the assets which support contractholder funds is not included in the Company's financial statements as those assets are owned and managed by the assuming company under the terms of reinsurance agreements. The following amounts were ceded to ALIC under reinsurance agreements.

                       GLENBROOK LIFE AND ANNUITY COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


                                               THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                  SEPTEMBER 30,                       SEPTEMBER 30,
                                      --------------------------------     -------------------------------
         ($ in thousands)                  1999              1998              1999              1998
                                      ---------------    -------------     --------------    -------------

         Contract charges                 $ 6,924          $ 5,010           $ 19,540         $ 14,198
         Credited interest, policy
           benefits, and certain
           expenses                        59,740           62,025            177,233          156,627


3.    COMPREHENSIVE INCOME

      The components of other comprehensive income on a pretax and after-tax basis are as follows:


                                                                  THREE MONTHS ENDED SEPTEMBER 30,
                                         -------------------------------------------------------------------------------
       ($ in thousands)                                     1999                                      1998
                                         --------------------------------------     ------------------------------------

                                                                     After-                                   After-
                                            Pretax        Tax          Tax            Pretax        Tax         tax
                                            ------        ---          ---            ------        ---         ---

       Unrealized capital gains and losses:
       Unrealized holding
         (losses) gains arising
         during the period                  $ (951)        $ 334       $ (617)           $3,115   $ (1,090)      $2,025
       Less:  reclassification
         adjustment for realized
         net capital losses
         included in net income                (69)           24          (45)               -           -           -
                                            ------         -----       ------            ------     -------       -----
       Unrealized net capital
         (losses) gains                       (882)          310         (572)            3,115      (1,090)      2,025
                                            ------         -----       ------            ------     -------       -----
       Other comprehensive
         (loss) income                      $ (882)       $  310         (572)           $3,115     $(1,090)      2,025
                                            ======        ======                         ======     =======

       Net income                                                       1,058                                     1,004
                                                                       ------                                    ------
       Comprehensive
         income                                                        $  486                                    $3,029
                                                                       ======                                    ======

                       GLENBROOK LIFE AND ANNUITY COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


3.       COMPREHENSIVE INCOME (CONTINUED)


                                                                  NINE MONTHS ENDED SEPTEMBER 30,
                                         -------------------------------------------------------------------------------
       ($ in thousands)                                     1999                                      1998
                                         --------------------------------------     ------------------------------------

                                                                     After-                                   After-
                                            Pretax        Tax          Tax            Pretax        Tax         tax
                                            ------        ---          ---            ------        ---         ---

       Unrealized capital gains and losses:
       Unrealized holding
         (losses) gains arising
         during the period                  $(5,926)      $2,075      $(3,851)           $3,710   $ (1,299)      $2,411
       Less:  reclassification
         adjustment for realized
         net capital gains
         included in net income                360          (126)         234               -           -           -
                                            ------        ------      -------            ------     -------       -----
       Unrealized net capital
         (losses) gains                     (6,286)        2,201       (4,085)            3,710      (1,299)      2,411
                                            ------        ------      -------            ------     -------       -----
       Other comprehensive
         (loss) income                     $(6,286)       $2,201       (4,085)           $3,710     $(1,299)      2,411
                                           =======        ======                         ======     =======

       Net income                                                       3,408                                     3,066
                                                                      -------                                    ------
       Comprehensive
         (loss) income                                                 $ (677)                                   $5,477
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

                       GLENBROOK LIFE AND ANNUITY COMPANY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                   FOR THE THREE MONTH AND NINE MONTH PERIODS
                        ENDED SEPTEMBER 30, 1999 AND 1998


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

      The Company, a wholly owned subsidiary of Allstate Life Insurance Company ("ALIC"), which is wholly owned by Allstate Insurance Company ("AIC"), a wholly owned subsidiary of The Allstate Corporation (the "Corporation"), markets savings products and life insurance products through banks, broker-dealers and direct marketing. Savings products consist of fixed annuity products, including indexed and market value adjusted annuities, as well as variable annuities. Life insurance includes universal life, single premium life and variable life products. The Company re-domesticated its operations from Illinois to Arizona in 1998.
      The Company has identified itself as a single segment entity.

      The assets and liabilities related to variable annuity contracts and variable life policies are legally segregated and reflected as Separate Account assets and liabilities and are carried at fair value in the statements of financial position. Investment income and realized gains and losses of the Separate Accounts accrue directly to the contractholders (net of fees) and, therefore, are not included in the Company's statements of operations.

      RESULTS OF OPERATIONS

         ($ in thousands)           THREE MONTHS ENDED   NINE MONTHS ENDED
                                      SEPTEMBER 30,        SEPTEMBER 30,
                                   ------------------    ------------------
                                    1999        1998      1999       1998
                                   -------    -------    -------    -------

         Net investment income     $ 1,682    $ 1,563    $ 4,864    $ 4,690
                                   =======    =======    =======    =======

         Net realized capital
           losses and gains,
           after-tax               $  (45)          -    $   234          -
                                   =======   ========    =======    =======

             Net income            $ 1,058   $  1,004    $ 3,408    $ 3,066
                                   =======   ========    =======    =======

         Total investments         $96,258   $ 98,639    $96,258    $98,639
                                   =======   ========    =======    =======


      The Company has reinsurance agreements under which substantially all contract and policy related transactions are transferred to ALIC. The Company's results of operations include only net investment income and realized capital gains and losses earned on the assets of the Company that are not transferred under the reinsurance agreements.

                       GLENBROOK LIFE AND ANNUITY COMPANY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                   FOR THE THREE MONTH AND NINE MONTH PERIODS
                        ENDED SEPTEMBER 30, 1999 AND 1998

      Net income increased $54 thousand to $1.1 million in the third quarter of 1999 compared to $1.0 million for the same period last year. The increase was primarily due to higher net investment income partially offset by realized losses on the sale of mortgage-backed securities. For the nine months ended September 30, 1999, net income increased $342 thousand to $3.4 million compared to $3.1 million for the same period last year primarily due to realized gains on the sale of mortgage-backed securities and increased net investment income.

      Pretax net investment income was $1.7 million for the third quarter of 1999, compared to $1.6 million for the same period last year primarily due to higher investment balances. For the first nine months of 1999, pretax net investment income was $4.9 million versus $4.7 million for the same period last year. The increase in investment income for the first nine months of 1999 was due to higher investment balances partially offset by lower investment yields and increased investment expenses. Investments at September 30, 1999, excluding Separate Accounts and unrealized gains on fixed income securities, grew 6.2% from the same period last year. Lower investment yields are due, in part, to the investment of proceeds from calls and maturities and the investment of positive cash flows from operations in securities yielding less than the average portfolio rate. In relatively low interest rate environments, funds from called or maturing investments may be reinvested at interest rates lower than those which prevailed when the funds were previously invested, resulting in lower investment yields.

       FINANCIAL POSITION

      ($ in thousands)                             SEPTEMBER 30,   DECEMBER 31,
                                                        1999          1998
                                                   -------------   ------------

      Fixed income securities (1)                   $    95,569    $    94,313
      Short-term investments                                689          4,663
                                                    -----------    -----------
           Total investments                        $    96,258    $    98,976
                                                    ===========    ===========
      Reinsurance recoverable from ALIC             $ 3,900,740    $ 3,113,278
                                                    ===========    ===========
      Separate Account assets and liabilities       $ 1,236,227    $   993,622
                                                    ===========    ===========
      Contractholder funds                          $ 3,900,740    $ 3,113,278
                                                    ===========    ===========

      (1) Fixed income securities are carried at fair value. Amortized cost for these securities was $94,957 and $87,415 at September 30, 1999 and December 31, 1998, respectively.

                       GLENBROOK LIFE AND ANNUITY COMPANY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                   FOR THE THREE MONTH AND NINE MONTH PERIODS
                        ENDED SEPTEMBER 30, 1999 AND 1998

      Total investments were $96.3 million at September 30, 1999 compared to $99.0 million at December 31, 1998. Positive cash flows generated from operations were more than offset by a decrease in unrealized net capital gains on fixed income securities. At September 30, 1999, unrealized net capital gains on fixed income securities were $612 thousand compared to $6.9 million at December 31, 1998. The significant change in the unrealized position is primarily due to rising interest rates.

      At September 30, 1999, all of the Company's fixed income securities portfolio is rated investment grade, which is defined by the Company as a security having a National Association of Insurance Commissioners rating of 1 or 2, a Moody's rating of Aaa, Aa, A or Baa, or a comparable Company internal rating.

      During the nine months ended September 30, 1999, contractholder funds and reinsurance recoverable from ALIC increased by $787.5 million. The increases resulted primarily from sales of the Company's fixed annuity contracts. Reinsurance recoverable from ALIC relates to contract benefit obligations ceded to ALIC.

      Separate Account assets and liabilities increased to $1.24 billion at September 30, 1999 from $993.6 million at December 31, 1998. The increase was primarily attributable to sales of variable annuity contracts.

      LIQUIDITY AND CAPITAL RESOURCES

      Under the terms of reinsurance agreements, substantially all premiums and deposits, excluding those relating to Separate Accounts, are transferred to ALIC, which maintains the investment portfolio supporting the Company's products. Substantially all payments of policyholder claims, benefits, contract maturities, contract surrenders and withdrawals and certain operating costs are also reimbursed by ALIC under the terms of the reinsurance agreements. The Company continues to have primary liability as a direct insurer for risks reinsured. The Company's ability to meet liquidity demands is dependent on ALIC's ability to meet those demands. ALIC's financial strength ability was rated Aa2, AA+ and A+ by Moody's, Standard & Poor's and A.M. Best, respectively, at September 30, 1999.

      The primary source for the remainder of the Company's funds is the collection of principal and interest from the investment portfolio. The Company may also receive capital contributions from ALIC. The primary uses for the remainder of the Company's funds are to purchase investments and pay costs associated with the maintenance of the Company's investment portfolio.

                       GLENBROOK LIFE AND ANNUITY COMPANY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                   FOR THE THREE MONTH AND NINE MONTH PERIODS
                        ENDED SEPTEMBER 30, 1999 AND 1998

      YEAR 2000

      The Company is dependent upon certain services provided for it by the Corporation including computer-related systems, and systems and equipment not typically thought of as computer-related (referred to as "non-IT"). For this reason, the Company is reliant upon the Corporation for the establishment and maintenance of its computer-related systems and non-IT.

      The Corporation is heavily dependent upon complex computer systems and equipment for all phases of its operations, including product distribution, customer service, insurance processing, underwriting, loss reserving, investments and other enterprise systems. Since many older computer software programs recognize only the last two digits of the year in any date, some software may fail to operate properly in or after the year 1999 if the software is not reprogrammed, remediated, or replaced ("Year 2000"). Also, non-IT contain embedded hardware or software that may have a Year 2000 sensitive component. The Corporation believes that many of its counterparties and suppliers also have Year 2000 issues and non-IT issues which could affect the Corporation.

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

      The Corporation believes that the first three phases of this plan, assessment, remediation and testing, including clock-forward testing which was performed on the Corporation's systems and equipment and non-IT, are complete. It is expected that the implementation and rollout of the remediated personal computer environment will be completed by December 1999. In addition, some systems and equipment and non-IT related to discontinued or non-critical functions of the Corporation are planned to be abandoned by the end of 1999.

      The fourth phase of this plan, contingency planning, is currently in process. Detailed plans have been created in the event that the systems and equipment or major external counterparties and supplier supporting critical processes are not Year 2000 compliant in or after the year 1999. These plans, created by each corporate function and business unit of the Corporation, identify and document the risks associated with the Year 2000 on their business processes. Appropriate plans have been developed to mitigate those risks. A common inclusion in many of the plans is a description of manual processes and personnel needed in the event of a temporary Year 2000 failure. Contingency plans will be tested appropriately by the corporate function or business unit for their effective operation and for achieving their desired results. This testing will be complete by December 1999. In addition, the Corporation's management is reviewing all corporate function and business units' plans for accuracy and comprehensiveness. This review will also be complete by December 1999. Monitoring of these plans will continue throughout the end of 1999 and beyond, as needed.

                       GLENBROOK LIFE AND ANNUITY COMPANY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                   FOR THE THREE MONTH AND NINE MONTH PERIODS
                        ENDED SEPTEMBER 30, 1999 AND 1998

      The final step of the contingency planning phase includes the establishment of a Year 2000 Command Center and wellness checks for the Corporation's systems and equipment. The Command Center will be in operation 24 hours a day for several days before and after January 1, 2000 and other critical Year 2000 dates, to serve as a center of expertise in the event a Year 2000 problem is encountered by the Corporation. Wellness checks will be performed by designated personnel throughout the Corporation on specified systems and non-IT to determine that they are functioning properly on or after January 1, 2000. The results of the wellness checks will be reported to the Command Center.

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

                       GLENBROOK LIFE AND ANNUITY COMPANY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                   FOR THE THREE MONTH AND NINE MONTH PERIODS
                        ENDED SEPTEMBER 30, 1999 AND 1998

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

     The Corporation presently believes that it will resolve the Year 2000 issue in a timely manner. Year 2000 costs are expensed as incurred. The majority of the expenses related to this project have been incurred as of September 30, 1999. The Corporation estimates that approximately $125 million in costs will be incurred between the years of 1995 and 2000. These amounts include costs directly related to fixing Year 2000 issues, such as modifying software and hiring Year 2000 solution providers, as well as costs incurred to replace certain non-compliant systems which would not have been otherwise replaced. A portion of these costs will be incurred by the Company on a pro rata basis of usage of the computer-related systems and equipment and non-IT, as compared to the usage of all entities which share these services with the Corporation. These amounts are not expected to be material to the results of operations of the Company.

     PENDING ACCOUNTING STANDARDS

     In July 1999, the Financial Accounting Standard Board delayed the effective date of Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", which replaces existing pronouncements and practices with a single integrated accounting framework for derivatives and hedging activities. The delay was effected through the issuance of SFAS No. 137, which extends the effective date of SFAS No. 133 requirements to fiscal years beginning after June 15, 2000. As such, the Company expects to adopt the provisions of SFAS No. 133 as of January 1, 2001. Based on existing interpretations of the requirements of SFAS No. 133, the impact of the adoption is not expected to be material to the results of operations or financial position of the Company.

     FORWARD-LOOKING STATEMENTS

     The statements contained in this Management's Discussion and Analysis that are not historical information are forward-looking statements that are based on management's estimates, assumptions and projections. The Private Securities Litigation Reform Act of 1995 provides a safe harbor under The Securities Act of 1933 and the Securities Exchange Act of 1934 for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes the following important factor that could cause the Company's actual results and experience with respect to forward-looking statements to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements:

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

(19) None

(22) None

(23) Not required

(24) Power of Attorney - Samuel H. Pilch

(27) Financial Data Schedule


 (b) Reports on 8-K

            No reports on Form 8-K were filed during the third quarter of 1999.

                              SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 12th day of November, 1999.



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



(27)                Financial Data Scehdule