Form 10-K
period 1999-12-31
GLENBROOK LIFE & ANNUITY CO
filed 2000-03-29
CIK 945094

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

For fiscal year ended December 31, 1999     Commission file numbers: 033-62193
                                                                     033-91916
                                                                     033-92842
                                                                     333-00987
                                                                     333-07275
                                                                     333-50873
                                                                     333-60337
                                                                     333-50879
                                                                     033-91914
                                                                     333-00999
                                                                     333-02581
                                                                     333-28227
                                                                     333-25045
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

                Yes      X                   No
                        ---                        ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of December 31, 1999, there were 5,000 shares of common capital stock outstanding, par value $500 per share, all of which shares are held by Allstate Life Insurance Company.

                      GLENBROOK  LIFE  AND  ANNUITY   COMPANY
          (A wholly owned subsidiary of Allstate Life Insurance Company)

                    Annual Report for 1999 On Form 10-K

                           TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
                                   PART I

ITEM 1.     Business**......................................................3
ITEM 2.     Properties**....................................................4
ITEM 3.     Legal Proceedings...............................................4
ITEM 4.     Submission of Matters to a Vote of Security Holders*........... N/A

                                   PART II

ITEM 5.     Market for Registrant's Common Equity and
            Related Stockholder Matters.....................................5
ITEM 6.     Selected Financial Data*....................................... N/A
ITEM 7.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations.......................................6
ITEM 7A.    Quantitative and Qualitative Disclosures About
            Market Risk.....................................................13
ITEM 8.     Financial Statements and Supplementary Data.....................13
ITEM 9.     Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosure............................................13

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

                                   PART IV

ITEM 14.    Exhibits, Financial Statement Schedules, and
            Reports on Form 8-K.............................................14

Index to Financial Statement Schedules......................................15
Signatures..................................................................16
Exhibit Index...............................................................E-1

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

     Glenbrook Life and ALIC entered into reinsurance agreements, effective June 5, 1992, under which Glenbrook Life reinsures substantially all of its business with ALIC. Under the agreements, purchase payments under substantially all general account contracts are transferred to ALIC and become invested with the assets of ALIC, and ALIC is bound to stand behind the Company's contractual obligations to its policyholders. However, the obligations of ALIC under the reinsurance agreements are to the Company. In addition, assets of the Company that relate to insurance in-force excluding Separate Account assets are transferred to ALIC. Therefore, the funds necessary to support the operations of the Company are provided by ALIC and the Company is not required to obtain additional capital to support in-force or future business.

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

     The Company, a wholly owned subsidiary of Allstate Life Insurance Company ("ALIC"), which is a wholly owned subsidiary of Allstate Insurance Company ("AIC"), a wholly owned subsidiary of The Allstate Corporation (the "Corporation"), markets savings and life insurance products through banks and securities firms. Savings products include deferred annuities and immediate annuities without life contingencies. Deferred annuities include fixed rate, market value adjusted, indexed and variable annuities. Life insurance consists of interest-sensitive life and variable life insurance.

     The Company has identified itself as a single segment entity.

     The assets and liabilities related to variable annuity and variable life contracts are legally segregated and reflected as Separate Accounts. The assets of the Separate Accounts are carried at fair value. Separate Accounts liabilities represent the contractholders' claim to the related assets and are carried at the fair value of the assets. In the event that the asset value of certain contractholder accounts are projected to be below the value guaranteed by the Company, a liability is established through a charge to earnings. Investment income and realized capital gains and losses of the Separate Accounts accrue directly to the contractholders and therefore, are not included in the Company's statements of operations and comprehensive income.

     Certain Separate Accounts investment portfolios were initially funded with $10.0 million of seed money contributed by the Company in 1995. During 1997, the Company liquidated its ownership interest in the Separate Accounts investment portfolios ("Participation"). Investment income and realized gains and losses of the Separate Accounts, other than the portion related to the Company's Participation in 1997, accrue directly to the contractholders (net of fees) and, therefore, are not included in the Company's statements of operations and comprehensive income.


RESULTS OF OPERATIONS

($ in thousands)

                                                        1999       1998        1997
                                                      --------   --------    --------
     Net investment income                            $  6,579   $  6,231    $  5,304
                                                      ========   ========    ========
     Realized capital gains and losses, after-tax     $    203   $     (3)   $  2,249
                                                      ========   ========    ========
     Net income                                       $  4,509   $  4,044    $  5,686
                                                      ========   ========    ========
     Total investments                                $146,000   $ 98,976    $ 90,474
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

                       GLENBROOK LIFE AND ANNUITY COMPANY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     Net income increased $465 thousand to $4.5 million in 1999 from $4.0 million in 1998 due to increases in net investment income and realized capital gains. In 1998, net income decreased $1.6 million as increases in net investment income were more than offset by realized capital losses.

     Pretax net investment income increased 5.6% to $6.6 million in 1999 as higher investment balances, before the impact of unrealized gains and losses from fixed income securities, were partially offset by lower investment yields. In 1998, pretax net investment income increased 17.5% to $6.2 million as additional investment income was earned on higher investment balances. For both years the higher investment balances arose from positive cash flows from operating activities. In addition, in 1998, positive cash flows from operating activities were favorably impacted by changes in inter-company settlement procedures. Investments, excluding Separate Accounts and unrealized gains and losses on fixed income securities, grew 60.0% and 7.6% in 1999 and 1998, respectively. The large increase in investments at December 31, 1999, excluding Separate Accounts and unrealized gains on fixed income securities, was due in part to a $49.6 million capital contribution the Company received from ALIC in December 1999. Despite recent increases in interest rates, current investment yields are still lower than average portfolio yields, therefore funds from maturing investments were generally reinvested at lower yields resulting in reduced investment income. If interest rates continue to rise, this trend may reverse over time.

     Realized capital gains, after tax, were $203 thousand in 1999 compared to realized capital losses of $3 thousand in 1998. In 1999, realized capital gains resulted from the sale of fixed income securities. Year to year fluctuations in realized capital gains and losses are largely the result of the timing of sales decisions reflecting management's view of individual securities and overall market conditions.


FINANCIAL POSITION

($ in thousands)

                                                        1999         1998
                                                     ----------   ----------
          Fixed income securities (1)                $   92,937   $   94,313
          Short-term investments                         53,063        4,663
                                                     ----------   ----------
               Total investments                     $  146,000   $   98,976
                                                     ==========   ==========
          Reinsurance recoverable from ALIC          $4,144,165   $3,113,278
                                                     ==========   ==========
          Separate Accounts assets and liabilities   $1,541,756   $  993,622
                                                     ==========   ==========
          Contractholder funds                       $4,143,365   $3,113,278
                                                     ==========   ==========

          (1) Fixed income securities are carried at fair value. Amortized cost for these securities was $94,173 and $87,415 at December 31, 1999 and 1998, respectively.


     Total investments increased to $146.0 million at December 31, 1999 from $99.0 million at December 31, 1998. The increase was primarily due to a $49.6 million capital contribution received from ALIC in December 1999 partially offset by unrealized losses on fixed income securities.

                       GLENBROOK LIFE AND ANNUITY COMPANY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FIXED INCOME SECURITIES    The Company's fixed income securities portfolio
consists of publicly traded corporate bonds, U.S. government bonds, mortgage-backed securities and tax-exempt municipal bonds. The Company generally holds its fixed income securities to maturity, but has classified all of these securities as available for sale to allow maximum flexibility in portfolio management. At December 31, 1999, unrealized net capital losses on the fixed income securities portfolio totaled $1.2 million compared to unrealized net capital gains of $6.9 million at December 31, 1998. The change in the unrealized position is primarily attributable to an increase in interest rates.

     At December 31, 1999, all of the Company's fixed income securities portfolio was rated investment grade, which is defined by the Company as a security having a National Association of Insurance Commissioners ("NAIC") rating of 1 or 2, a Moody's rating of Aaa, Aa, A or Baa, or a comparable Company internal rating. The quality mix of the Company's fixed income securities portfolio at December 31, 1999 is presented in the following table.

($ in thousands)

    NAIC
   RATINGS     MOODY'S EQUIVALENT DESCRIPTION        FAIR VALUE        PERCENT TO TOTAL
   -------     ------------------------------        ----------        ----------------
     1         Aaa/Aa/A                                $84,459              90.9%
     2         Baa                                       8,478               9.1
                                                       -------             -----
                                                       $92,937             100.0%
                                                       =======             =====

     At December 31, 1999 and 1998, $18.6 million and $30.4 million, respectively, of the fixed income securities portfolio was invested in mortgage-backed securities ("MBS"). The MBS portfolio consists primarily of securities which were issued by or have underlying collateral that is guaranteed by U.S. government agencies or sponsored entities, thus minimizing credit risk.

     The MBS portfolio is subject to interest rate risk since the price volatility and ultimate realized yield are affected by the rate of repayment of the underlying mortgages. The Company attempts to limit interest rate risk on these securities by investing a portion of the portfolio in securities that provide prepayment protection. At December 31, 1999, over 36% of the MBS portfolio was invested in planned amortization class bonds.

     The Company closely monitors its fixed income securities portfolio for declines in value that are other than temporary. Securities are placed on non-accrual status when they are in default or when the receipt of interest payments is in doubt.

SHORT-TERM INVESTMENTS The Company's short-term investment portfolio was $53.1 million and $4.7 million at December 31, 1999 and 1998, respectively. The significant increase is primarily due to a $49.6 million capital contribution from ALIC in December 1999. The Company invests available cash balances primarily in taxable short-term securities having a final maturity date or redemption date of one year or less.

CONTRACTHOLDER FUNDS AND REINSURANCE RECOVERABLE FROM ALIC    During 1999,
contractholder funds and amounts recoverable from ALIC under the reinsurance agreement increased by $1.03 billion. The increases resulted primarily from sales of the Company's fixed rate annuity contracts. Reinsurance recoverable from ALIC relates to contract benefit obligations ceded to ALIC.

                       GLENBROOK LIFE AND ANNUITY COMPANY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


SEPARATE ACCOUNTS    Separate Accounts assets and liabilities increased 55.2%
to $1.54 billion in 1999. The increases were primarily attributable to increased sales of variable annuity contracts, favorable investment performance of the Separate Accounts investment portfolios and transfers from the fixed account, partially offset by surrenders and withdrawals.

MARKET RISK

     Market risk is the risk that the Company will incur losses due to adverse changes in equity prices or interest rates. The Company's primary market risk exposure is to changes in interest rates, although the Company also has certain exposures to changes in equity prices.

CORPORATE OVERSIGHT    In formulating and implementing policies for investing
new and existing funds, the Corporation, an indirect parent of the Company, administers and oversees investment risk management processes primarily through the Boards of Directors and Investment Committees of its operating subsidiaries, and the Credit and Risk Management Committee ("CRMC"). The Boards of Directors and Investment Committees provide executive oversight of investment activities. The CRMC is a senior management committee consisting of the Chief Investment Officer, the Investment Risk Manager, and other investment officers who are responsible for the day-to-day management of market risk. The CRMC meets at least monthly to provide detailed oversight of investment risk, including market risk.

     The Corporation has investment guidelines that define the overall framework for managing market and other investment risks, including the accountabilities and controls over these activities. In addition, AIC has specific investment policies for each of its affiliates, including the Company, that delineate the investment limits and strategies that are appropriate for the Company's liquidity, surplus, product and regulatory requirements.

INTEREST RATE RISK    Interest rate risk is the risk that the Company will
incur economic losses due to adverse changes in interest rates, as the Company invests substantial funds in interest-sensitive assets.

     One of the measures used to quantify this exposure is duration. Duration measures the sensitivity of the fair value of assets to changes in interest rates. For example, if interest rates increase 1%, the fair value of an asset with a duration of 5 years is expected to decrease in value by approximately 5%. At December 31, 1999, the Company's asset duration was approximately 4.9 years, versus 4.6 years at December 31, 1998.

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

     Based upon the information and assumptions the Company uses in its duration calculation and interest rates in effect at December 31, 1999, management estimates that a 100 basis point immediate, parallel increase in interest rates ("rate shock") would decrease the net fair value of its assets identified

                       GLENBROOK LIFE AND ANNUITY COMPANY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

above by approximately $4.5 million, versus $4.3 million at December 31, 1998. The selection of a 100 basis point immediate parallel increase in interest rates should not be construed as a prediction by the Company's management of future market events, but rather, is intended to illustrate the potential impact of such an event.

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

EQUITY PRICE RISK    Equity price risk is the risk that the Company will
incur economic losses due to adverse changes in a particular stock, stock fund or stock index. At December 31, 1999 the Company had variable annuity and variable life funds with balances totaling $1.54 billion. This is an increase over the $993.6 million of variable funds at December 31, 1998. The Company earns mortality and expense fees as a percentage of fund balance. In the event of an immediate decline of 10% in the fund balances due to equity market declines, the Company would earn approximately $1.8 million less in annualized fee income which would be ceded to ALIC. This is an increase over the $1.3 million amount determined at December 31, 1998. The contractholder of a variable annuity product may elect to purchase a minimum death benefit guarantee or a minimum income benefit guarantee, generally at the time of purchase. Both guarantees may subject the Company to additional equity price risk, as the beneficiary or contractholder may receive their benefit for an amount greater than the fund balance under contractually defined circumstances and terms. The Company recorded actuarially determined reserves as of December 31, 1999 for these exposures and has ceded them to either ALIC or a third party. The Company expects growth in its variable annuity products in the future, stemming from both new sales as well as market value appreciation, which will increase its exposure to equity price risk.

LIQUIDITY AND CAPITAL RESOURCES

     Under the terms of reinsurance agreements, substantially all premiums and deposits, excluding those relating to Separate Accounts, are transferred to ALIC, which maintains the investment portfolios supporting the Company's products. Substantially all payments of policyholder claims, benefits, contract maturities, contract surrenders and withdrawals and certain operating costs are also reimbursed by ALIC, under the terms of the reinsurance agreements. The Company continues to have primary liability as a direct insurer for risks reinsured. The Company's ability to meet liquidity demands is dependent on ALIC's ability to meet those demands. ALIC's claims-paying ability was rated Aa2, AA+ and A+ by Moody's, Standard and Poor's and A.M. Best, respectively, at December 31, 1999.

     The primary sources for the remainder of the Company's funds are collection of principal and interest from the investment portfolio and capital contributions from ALIC. The primary uses for the remainder of the Company's funds are to purchase investments and pay costs associated with the maintenance of the Company's investment portfolio.

     At December 31, 1999, the Moody's and Standard and Poor's claims-paying ratings for the Company were Aa2 and AA+, respectively.

     The NAIC has a standard for assessing the solvency of insurance companies, which is referred to as risk-based capital ("RBC"). The requirement consists of a formula for determining each insurer's RBC

                       GLENBROOK LIFE AND ANNUITY COMPANY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


and a model law specifying regulatory actions if an insurer's RBC falls below specified levels. The RBC formula for life insurance companies establishes capital requirements relating to insurance, business, asset and interest rate risks. At December 31, 1999, RBC for the Company was significantly above a level that would require regulatory action.


YEAR 2000

     The Company is dependent upon certain service provided for it by the Corporation including computer-related systems, and systems and equipment that are not typically thought of as computer-related (referred to as "non-IT"). For this reason, the Company is reliant upon the Corporation for the establishment and maintenance of its computer-related systems and non-IT.

     In 1995, the Corporation commenced a four phase plan which included reprogramming, remediating or replacing computer systems and equipment which may have failed to operate properly in or after the year 1999, due to the inability of the systems and equipment to only recognize the last two digits of the year in any date ("Year 2000"). Because of the comprehensiveness of the Corporation's plan, and its timely completion, the Corporation has experienced no material impacts on its results of operations, liquidity or financial position due to the Year 2000 issue. The Corporation expects to incur total costs related to this plan of $109 million between the years of 1995 and 2000. These costs are expensed as incurred. A portion of these costs were incurred by the Company on a pro rata basis of usage of computer-related systems and non-IT, as compared to the usage of all the entities which shares these services with the Corporation. These amounts were not material to the results of operations of the Company.


OTHER DEVELOPMENTS

     The NAIC's codification initiative has produced a comprehensive guide of statutory accounting principles, which the Company will implement in January 2001. The Company's state of domicile, Arizona, has passed legislation revising various statutory accounting requirements to conform to codification. These requirements are not expected to have a material impact on the statutory surplus of the Company.

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

                                         PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a) DOCUMENTS FILED AS PART OF THIS REPORT

         1. FINANCIAL STATEMENTS.  The Registrants financial statements, for the
year  ended  December  31,  1999,   together  with  the  Report  of  Independent
Accountants are set forth on pages F-1 - F-19  of this report.

         2. FINANCIAL STATEMENT SCHEDULES. The following are included in Part IV of this report:

         Schedule IV - Reinsurance  page F-19

         All other schedules have been omitted because they are not applicable or not required or because the required information is included in the financial statements or notes thereto.

         3. EXHIBITS. The exhibits required to be filed by Item 601 of Regulation S-K are listed under the caption "Exhibits" in Item 14(c).

         (b) REPORTS ON FORM 8-K

No reports on Form 8-K were filed for the quarter ended December 31, 1999.

         (c) EXHIBITS

Exhibit No.                Description

3(i) Amended and Restated Articles of Incorporation and Articles of Redomestication of Glenbrook Life and Annuity Insurance Company (previously file on Form 10-K, dated March 30, 1999)

3(ii) Amended and Restated By-laws of Glenbrook Life and Annuity Company (previously filed on Form 10-K, dated March 30, 1999)

27           Financial Data Schedule (filed herewith)

99           Power of Attorney (filed herewith)

                          Financial Statements

                               INDEX


                                                                           PAGE

Independent Auditors' Report................................................F-1

Financial Statements:


       Statements of Financial Position
          December 31, 1999 and 1998........................................F-2

       Statements of Operations and Comprehensive Income for the Years Ended
          December 31, 1999, 1998 and 1997..................................F-3

       Statements of Shareholder's Equity for the Years Ended
          December 31, 1999, 1998 and 1997..................................F-4

       Statements of Cash Flows for the Years Ended
          December 31, 1999, 1998 and 1997..................................F-5

       Notes to Financial Statements........................................F-6

       Schedule IV - Reinsurance for the Years Ended
          December 31, 1999, 1998 and 1997..................................F-19

INDEPENDENT AUDITORS' REPORT


TO THE BOARD OF DIRECTORS AND SHAREHOLDER OF
GLENBROOK LIFE AND ANNUITY COMPANY:

We have audited the accompanying Statements of Financial Position of Glenbrook Life and Annuity Company (the "Company", an affiliate of The Allstate Corporation) as of December 31, 1999 and 1998, and the related Statements of Operations and Comprehensive Income, Shareholder's Equity and Cash Flows for each of the three years in the period ended December 31, 1999. Our audits also included Schedule IV - Reinsurance. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles. Also, in our opinion, Schedule IV - Reinsurance, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




/s/ Deloitte & Touche LLP

Chicago, Illinois
February 25, 2000

                          GLENBROOK LIFE AND ANNUITY COMPANY
                           STATEMENTS OF FINANCIAL POSITION

                                                                            DECEMBER 31,
                                                                   ---------------------------
                                                                      1999             1998
                                                                   ----------     ------------
($ in thousands, except par value data)

ASSETS
Investments
   Fixed income securities, at fair value
      (amortized cost $94,173 and $87,415 )                         $    92,937    $    94,313
   Short-term                                                            53,063          4,663
                                                                    -----------    -----------
         Total investments                                              146,000         98,976

Cash                                                                          9             --
Reinsurance recoverable from
   Allstate Life Insurance Company                                    4,144,165      3,113,278
Deferred income taxes                                                       293             --
Other assets                                                              2,706          2,590
Separate Accounts                                                     1,541,756        993,622
                                                                    -----------    -----------
         TOTAL ASSETS                                               $ 5,834,929    $ 4,208,466
                                                                    ===========    ===========

LIABILITIES
Reserve for life-contingent contract benefits                       $       800    $        --
Contractholder funds                                                  4,143,365      3,113,278
Current income taxes payable                                              2,360          2,181
Deferred income taxes                                                        --          2,499
Payable to affiliates, net                                                4,122          3,583
Separate Accounts                                                     1,541,756        993,622
                                                                    -----------    -----------
         TOTAL LIABILITIES                                            5,692,403      4,115,163
                                                                    -----------    -----------
COMMITMENTS AND CONTINGENT LIABILITIES (NOTE 11)

SHAREHOLDER'S EQUITY
Common stock, $500 par value, 10,000 and
    4,200 shares authorized, 5,000 and
    4,200 shares issued
    and outstanding                                                       2,500          2,100
Additional capital paid-in                                              119,241         69,641
Retained income                                                          21,588         17,079

Accumulated other comprehensive (loss) income:
    Unrealized net capital (losses) gains                                  (803)         4,483
                                                                    -----------    -----------
         TOTAL ACCUMULATED OTHER COMPREHENSIVE
             (LOSS) INCOME                                                 (803)         4,483
                                                                    -----------    -----------
         TOTAL SHAREHOLDER'S EQUITY                                     142,526         93,303
                                                                    -----------    -----------
         TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY                 $ 5,834,929    $ 4,208,466
                                                                    ===========    ===========

See notes to financial statements.

                       GLENBROOK LIFE AND ANNUITY COMPANY
                            STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE INCOME


                                                                   YEAR ENDED DECEMBER 31,
                                                               -----------------------------
($ in thousands)                                                 1999      1998       1997
                                                               -------    -------    -------
REVENUES
Net investment income                                          $ 6,579    $ 6,231    $ 5,304
Realized capital gains and losses                                  312         (5)     3,460
                                                               -------    -------    -------

INCOME FROM OPERATIONS
    BEFORE INCOME TAX EXPENSE                                    6,891      6,226      8,764
Income tax expense                                               2,382      2,182      3,078
                                                               -------    -------    -------

NET INCOME                                                       4,509      4,044      5,686
                                                               -------    -------    -------

OTHER COMPREHENSIVE (LOSS) INCOME, AFTER-TAX
Change in unrealized net capital gains and losses               (5,286)     1,315        378
                                                               -------    -------    -------

COMPREHENSIVE (LOSS) INCOME                                    $  (777)   $ 5,359    $ 6,064
                                                               =======    =======    =======


See notes to financial statements.

                       GLENBROOK LIFE AND ANNUITY COMPANY
                       STATEMENTS OF SHAREHOLDER'S EQUITY


                                                                           DECEMBER 31,
                                                                ----------------------------------
                                                                   1999         1998       1997
                                                                ---------    ---------   ---------
($ in thousands)

COMMON STOCK
Balance, beginning of year                                      $   2,100    $   2,100   $   2,100
Issuance of new shares of stock                                       400           --          --
                                                                ---------    ---------   ---------
Balance, end of year                                                2,500        2,100       2,100
                                                                ---------    ---------   ---------
ADDITIONAL CAPITAL PAID-IN
Balance, beginning of year                                      $  69,641    $  69,641   $  69,641
Capital contribution                                               49,600           --          --
                                                                ---------    ---------   ---------
Balance, end of year                                              119,241       69,641      69,641
                                                                ---------    ---------   ---------

RETAINED INCOME
Balance, beginning of year                                      $  17,079    $  13,035   $   7,349
Net income                                                          4,509        4,044       5,686
                                                                ---------    ---------   ---------
Balance, end of year                                               21,588       17,079      13,035
                                                                ---------    ---------   ---------
ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
Balance, beginning of year                                      $   4,483    $   3,168   $   2,790
Change in unrealized net capital gains
    and losses                                                     (5,286)       1,315         378
                                                                ---------    ---------   ---------
Balance, end of year                                                 (803)       4,483       3,168
                                                                ---------    ---------   ---------
TOTAL SHAREHOLDER'S EQUITY                                      $ 142,526    $  93,303   $  87,944
                                                                =========    =========   =========


See notes to financial statements.

                       GLENBROOK LIFE AND ANNUITY COMPANY
                            STATEMENTS OF CASH FLOWS


                                                                              YEAR ENDED DECEMBER 31,
                                                                         --------------------------------
($ in thousands)                                                           1999        1998        1997
                                                                         --------    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                               $  4,509    $  4,044    $  5,686
Adjustments to reconcile net income to net cash
    provided by operating activities
         Amortization and other non-cash items                                (65)        (24)         29
         Realized capital gains and losses                                   (312)          5      (3,460)
         Changes in:
              Income taxes payable                                            235       1,590         240
              Other operating assets and liabilities                          264         915         961
                                                                         --------    --------    --------
                 Net cash provided by operating activities                  4,631       6,530       3,456
                                                                         --------    --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES
Fixed income securities
       Proceeds from sales                                                  9,049       1,966       1,405
       Investment collections                                               4,945       7,123      14,217
       Investment purchases                                               (20,328)    (15,250)    (50,115)
Participation in Separate accounts                                             --          --      13,981
Change in short-term investments, net                                     (48,288)       (369)     (2,944)
                                                                         --------    --------    --------
               Net cash used in investing activities                      (54,622)     (6,530)    (23,456)
                                                                         --------    --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock                                        400          --          --
Capital contribution                                                       49,600          --      20,000
                                                                         --------    --------    --------
           Net cash provided by financing activities                       50,000          --      20,000
                                                                         --------    --------    --------


NET INCREASE IN CASH                                                            9          --          --
CASH AT THE BEGINNING OF YEAR                                                  --          --          --
                                                                         --------    --------    --------
CASH AT END OF YEAR                                                      $      9    $     --      $   --
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

NATURE OF OPERATIONS
The Company markets savings and life insurance products through banks and securities firms. Savings products include deferred annuities and immediate annuities without life contingencies. Deferred annuities include fixed rate, market value adjusted, indexed and variable annuities. Life insurance consists of interest-sensitive life and variable life insurance. In 1999, substantially all of the Company's statutory premiums and deposits were from annuities.

Annuity contracts and life insurance policies issued by the Company are subject to discretionary surrender or withdrawal by customers, subject to applicable surrender charges. These policies and contracts are reinsured primarily with ALIC (see Note 3), which invests premiums and deposits to provide cash flows that will be used to fund future benefits and expenses.

The Company monitors economic and regulatory developments which have the potential to impact its business. Recently enacted federal legislation will allow for banks and other financial organizations to have greater participation in the securities and insurance businesses. This legislation may present an increased level of competition for sales of the Company's products. Furthermore, the market for deferred annuities and interest-sensitive life insurance is enhanced by the tax incentives available under current law. Any legislative changes which lessen these incentives are likely to negatively impact the demand for these products.

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

Although the Company currently benefits from agreements with financial services entities who market and distribute its products, change in control of these non-affiliated entities with which the Company has alliances could negatively impact the Company's sales.

The Company is authorized to sell life and savings products in all states except New York, as well as in the District of Columbia. The top geographic locations for statutory premiums and deposits for the Company were Florida, California, Pennsylvania, Michigan, Texas, Illinois and New Jersey for the year ended December 31, 1999. No other jurisdiction accounted for more than 5% of statutory premiums and deposits. Substantially all premiums and deposits are ceded to ALIC under reinsurance agreements.

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

Investment income consists primarily of interest and short-term investment dividends. Interest is recognized on an accrual basis and dividends are recorded at the ex-dividend date. Interest income on mortgage-backed securities is determined on the effective yield method, based on the estimated principal repayments. Accrual of income is suspended for fixed income securities that are in default or when the receipt of interest payments is in doubt. Realized capital gains and losses are determined on a specific identification basis.

REINSURANCE RECOVERABLE
The Company has reinsurance agreements whereby substantially all contract charges, credited interest, policy benefits and certain expenses are ceded to ALIC. Such amounts are reflected net of such reinsurance in the statements of operations and comprehensive income. Investment income earned on the assets which support contractholder funds and the reserve for life-contingent contract benefits is not included in the Company's financial statements as those assets are owned and managed under terms of reinsurance agreements. Reinsurance recoverable and the related reserve for life-contingent contract benefits and contractholder funds are reported separately in the statements of financial position. The Company continues to have primary liability as the direct insurer for risks reinsured.

RECOGNITION OF INSURANCE REVENUE AND RELATED BENEFITS AND INTEREST CREDITED Interest-sensitive life contracts are insurance contracts whose terms are not fixed and guaranteed. The terms that may be changed include premiums paid by the contractholder, interest credited to the contractholder account balance and one or more amounts assessed against the contractholder. Premiums from these contracts are reported as deposits to contractholder funds. Contract charge revenue consists of fees assessed against the contractholder account balance for cost of insurance (mortality risk), contract administration and surrender charges. Contract benefits include interest credited to contracts and claims incurred in excess of the related contractholder account balance.

Contracts that do not subject the Company to significant risk arising from mortality or morbidity are referred to as investment contracts. Fixed rate annuities, market value adjusted annuities, indexed annuities and immediate annuities without life contingencies are considered investment contracts. Deposits received for such contracts are reported as deposits to contractholder funds. Contract charge revenue for investment contracts consists of charges assessed against the contractholder account balance for contract administration and surrenders. Contract benefits include interest credited and claims incurred in excess of the related contractholder account balance.

                       GLENBROOK LIFE AND ANNUITY COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                ($ IN THOUSANDS)



Crediting rates for fixed rate and interest-sensitive life contracts are adjusted periodically by the Company to reflect current market conditions. Crediting rates for indexed annuities are based on an interest rate index, such as LIBOR or an equity index, such as the S&P 500.

Investment contracts include variable annuity and variable life contracts which are sold as Separate Accounts products. The assets supporting these products are legally segregated and available only to settle Separate Accounts contract obligations. Deposits received are reported as Separate Accounts liabilities. The Company's contract charge revenue for these contracts consists of charges assessed against the Separate Accounts fund balances for contract maintenance, administration, mortality, expense and surrenders.

All contract charges, contract benefits and interest credited are reinsured.

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

SEPARATE ACCOUNTS
The Company issues deferred variable annuity and variable life contracts, the assets and liabilities of which are legally segregated and recorded as assets and liabilities of the Separate Accounts. Absent any contract provisions wherein the Company contractually guarantees either a minimum return or account value to the beneficiaries of the contractholders in the form of a death benefit, the contractholders bear the investment risk that the Separate Accounts' funds may not meet their stated objectives.

The assets of the Separate Accounts are carried at fair value. Separate Accounts liabilities represent the contractholders' claim to the related assets and are carried at the fair value of the assets. In the event that the asset value of certain contractholder accounts are projected to be below the value guaranteed by the Company, a liability is established through a charge to earnings. Investment income and realized capital gains and losses of the Separate Accounts accrue directly to the contractholders and therefore, are not included in the Company's statements of operations and comprehensive income. Revenues to the Company from the Separate Accounts consist of contract maintenance and administration fees, and mortality, surrender and expense charges.

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

                       GLENBROOK LIFE AND ANNUITY COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                ($ IN THOUSANDS)



RESERVE FOR LIFE-CONTINGENT CONTRACT BENEFITS
The reserve for life-contingent contract benefits, which relates to certain variable annuity contract guarantees, is computed on the basis of assumptions as to mortality, future investment yields, terminations and expenses at the time the policy is issued. These assumptions include provisions for adverse deviation and generally vary by such characteristics as type of coverage, year of issue and policy duration. Detailed reserve assumptions and reserve interest rates are outlined in Note 6.

CONTRACTHOLDER FUNDS
Contractholder funds arise from the issuance of interest-sensitive life and certain investment contracts. Deposits received are recorded as interest-bearing liabilities. Contractholder funds are equal to deposits received, net of commissions, and interest credited to the benefit of the contractholder less withdrawals, mortality charges, and administrative expenses. Detailed information on crediting rates and surrender and withdrawal protection on contractholder funds are outlined in Note 6.

USE OF ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

NEW ACCOUNTING STANDARDS
In 1999, the Company adopted Statement of Position ("SOP") 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments." The SOP provides guidance concerning when to recognize a liability for insurance-related assessments and how those liabilities should be measured. Specifically, insurance-related assessments should be recognized as liabilities when all of the following criteria have been met: 1) an assessment has been imposed or it is probable that an assessment will be imposed, 2) the event obligating an entity to pay an assessment has occurred and 3) the amount of the assessment can be reasonably estimated. Adoption of this statement was not material to the Company's results of operations or financial position.

                       GLENBROOK LIFE AND ANNUITY COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                ($ IN THOUSANDS)


3. RELATED PARTY TRANSACTIONS

REINSURANCE
The Company has reinsurance agreements whereby substantially all contract charges, credited interest, policy benefits and certain expenses are ceded to ALIC and reflected net of such reinsurance in the statements of operations and comprehensive income. Reinsurance recoverable and the related reserve for life-contingent contract benefits and contractholder funds are reported separately in the statements of financial position. The Company continues to have primary liability as the direct insurer for risks reinsured.

Investment income earned on the assets which support contractholder funds and the reserve for life-contingent contract benefits is not included in the Company's financial statements as those assets are owned and managed under terms of reinsurance agreements. The following amounts were ceded to ALIC under reinsurance agreements.


                                                     YEAR ENDED DECEMBER 31,
                                                     -----------------------
                                                    1999       1998      1997
                                                 --------   --------   --------
Contract charges                                 $ 27,175   $ 19,009   $ 11,641
Credited interest, policy benefits,
   and certain expenses                           253,945    218,008    179,954


BUSINESS OPERATIONS
The Company utilizes services performed by AIC and ALIC and business facilities owned or leased, and operated by AIC in conducting its business activities. The Company reimburses AIC and ALIC for the operating expenses incurred on behalf of the Company. The Company is charged for the cost of these operating expenses based on the level of services provided. Operating expenses, including compensation and retirement and other benefit programs, allocated to the Company were $26,555, $15,949, and $19,243 in 1999, 1998 and 1997, respectively. Of these costs, the Company retains investment related expenses. All other costs are ceded to ALIC under reinsurance agreements.

                       GLENBROOK LIFE AND ANNUITY COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                ($ IN THOUSANDS)


4. INVESTMENTS

FAIR VALUES
The amortized cost, gross unrealized gains and losses, and fair value for fixed income securities are as follows:


                                                             GROSS UNREALIZED
                                               AMORTIZED     ------------------  FAIR
                                                 COST         GAINS     LOSSES   VALUE
                                               ---------     -------   --------  ------

AT DECEMBER 31, 1999
U.S. government and agencies                     $24,274    $ 1,260   $     -    $25,534
Municipal                                          1,656          -      (112)     1,544
Corporate                                         49,255          9    (2,022)    47,242
Mortgage-backed securities                        18,988         96      (467)    18,617
                                                 -------    -------   -------    -------
     Total fixed income securities               $94,173    $ 1,365   $(2,601)   $92,937
                                                 =======    =======   =======    =======

AT DECEMBER 31, 1998
U.S. government and agencies                    $24,350   $ 4,308   $     -    $28,658
Municipal                                           656        24         -        680
Corporate                                        33,009     1,575       (39)    34,545
Mortgage-backed securities                       29,400     1,047       (17)    30,430
                                                -------   -------   -------    -------
     Total fixed income securities              $87,415   $ 6,954   $   (56)   $94,313
                                                =======   =======   =======    =======



SCHEDULED MATURITIES
The scheduled maturities for fixed income securities are as follows at December 31, 1999:


                                                                  AMORTIZED      FAIR
                                                                    COST        VALUE
                                                                  ---------  ----------
Due after one year through five years                             $  30,974   $   31,085
Due after five years through ten years                               32,583       30,911
Due after ten years                                                  11,628       12,324
                                                                  ---------   ----------
                                                                     75,185       74,320
Mortgage-backed securities                                           18,988       18,617
                                                                  ---------   -----------
   Total                                                          $  94,173   $   92,937
                                                                  =========   ===========



Actual maturities may differ from those scheduled as a result of prepayments by the issuers.


NET INVESTMENT INCOME
YEAR ENDED DECEMBER 31,                                        1999     1998     1997
                                                              ------   ------   ------
Fixed income securities                                       $6,458   $6,151   $5,014
Short-term investments                                           230      183      231
Participation in Separate Accounts                              --       --        161
                                                              ------   ------   ------
    Investment income, before expense                          6,688    6,334    5,406
    Investment expense                                           109      103      102
                                                              ------   ------   ------
    Net investment income                                     $6,579   $6,231   $5,304
                                                              ======   ======   ======

                       GLENBROOK LIFE AND ANNUITY COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                ($ IN THOUSANDS)


REALIZED CAPITAL GAINS AND LOSSES
YEAR ENDED DECEMBER 31,                                    1999        1998      1997
                                                        ---------   ---------  --------
Fixed income securities                                  $   312    $    (5)   $   (61)
Short-term investments                                        --         --          6


Participation in Separate Accounts                            --         --      3,515
                                                        ---------   ---------  --------
     Realized capital gains and losses                       312         (5)     3,460
     Income taxes                                           (109)         2     (1,211)
                                                        ---------   ---------  --------
     Realized capital gains and
        losses, after tax                                $   203    $    (3)   $ 2,249
                                                        =========   =========  =======


Excluding calls and prepayments, gross gains of $370 were realized on sales of fixed income securities during 1999, and gross losses of $58, $5 and $61 were realized on sales of fixed income securities during 1999, 1998 and 1997, respectively. There were no gross gains realized on sales of fixed income securities during 1998 and 1997.

UNREALIZED NET CAPITAL GAINS AND LOSSES
Unrealized net capital losses on fixed income securities included in shareholder's equity at December 31, 1999 are as follows:


                                            COST/              FAIR           GROSS UNREALIZED       UNREALIZED
                                        AMORTIZED COST         VALUE         GAINS       LOSSES      NET LOSSES
                                        --------------       --------       -------     -------      ----------
 Fixed income securities                    $ 94,173         $ 92,937       $ 1,365     $(2,601)       $(1,236)
                                            =========        ========       =======     =======
 Deferred income taxes                                                                                     433
                                                                                                        -------
 Unrealized net capital losses                                                                          $ (803)
                                                                                                        =======



CHANGE IN UNREALIZED NET CAPITAL GAINS AND LOSSES
YEAR ENDED DECEMBER 31,                                                         1999         1998        1997
                                                                               -------     --------    -------
Fixed income securities                                                       $(8,134)    $ 2,024     $ 2,410
Participation in Separate Accounts                                               --          --        (1,829)
Deferred income taxes                                                           2,848        (709)       (203)
                                                                               -------     -------     -------
(Decrease) increase in unrealized net
    capital gains                                                             $(5,286)    $ 1,315     $   378
                                                                              =======     =======     =======

SECURITIES ON DEPOSIT
At December 31, 1999, fixed income securities with a carrying value of $10,346 were on deposit with regulatory authorities as required by law.

                       GLENBROOK LIFE AND ANNUITY COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                ($ IN THOUSANDS)


5.    FINANCIAL INSTRUMENTS

In the normal course of business, the Company invests in various financial assets and incurs various financial liabilities. The fair value estimates of financial instruments presented below are not necessarily indicative of the amounts the Company might pay or receive in actual market transactions. Potential taxes and other transaction costs have not been considered in estimating fair value. The disclosures that follow do not reflect the fair value of the Company as a whole since a number of the Company's significant assets (including reinsurance recoverable and deferred income taxes) and liabilities (including interest-sensitive life insurance reserves) are not considered financial instruments and are not carried at fair value. Other assets and liabilities considered financial instruments, such as accrued investment income and cash, are generally of a short-term nature. Their carrying values are assumed to approximate fair value.

FINANCIAL ASSETS
The carrying value and fair value of financial assets at December 31, are as follows:

                                                        1999                             1998
                                                       -----                             -----
                                            CARRYING           FAIR            CARRYING          FAIR
                                              VALUE            VALUE             VALUE           VALUE
                                           -------------   -------------    -------------    ------------
Fixed income securities                    $   92,937       $   92,937         $ 94,313       $ 94,313
Short-term investments                         53,063           53,063            4,663          4,663
Separate Accounts                           1,541,756        1,541,756          993,622        993,622



Fair values for fixed income securities are based on quoted market prices where available. Non-quoted securities are valued based on discounted cash flows using current interest rates for similar securities. Short-term investments are highly liquid investments with maturities of less than one year whose carrying value are deemed to approximate fair value. Separate Accounts assets are carried in the statements of financial position at fair value based on quoted market prices.

FINANCIAL LIABILITIES
The carrying value and fair value of financial liabilities at December 31, are as follows:


                                                        1999                             1998
                                                       -----                             -----
                                            CARRYING           FAIR            CARRYING          FAIR
                                              VALUE            VALUE             VALUE           VALUE
                                           -------------   -------------    -------------    ------------
Contractholder funds on
     investment contracts                   $  4,156,964   $   3,924,117     $  3,130,228     $ 2,967,101
Separate Accounts                              1,541,756       1,541,756          993,622         993,622



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

                       GLENBROOK LIFE AND ANNUITY COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                ($ IN THOUSANDS)


6. RESERVE FOR LIFE-CONTINGENT CONTRACT BENEFITS AND CONTRACTHOLDER FUNDS

At December 31, 1999 the reserve for life-contingent contract benefits consisted of reserves for immediate annuities. The assumptions for mortality generally utilized in calculating immediate annuity reserves is the 1983 group annuity mortality table. Interest rate assumptions for immediate annuities vary from 3.5% to 7.2%. Other estimation methods used for immediate annuities include the present value of contractually fixed benefits.

         At December 31, contractholder funds consists of the following:


                                                 1999               1998
                                             -----------       -----------
   Interest-sensitive life                   $     9,503       $     3,335
   Fixed annuities:
        Immediate annuities                       17,856            12,643
        Deferred annuities                     4,116,006         3,097,300
                                             -----------       -----------
        Total contractholder funds           $ 4,143,365       $ 3,113,278
                                             ===========       ===========


Contractholder funds are equal to deposits received, net of commissions, and interest credited to the benefit of the contractholder less withdrawals, mortality charges and administrative expenses. Interest rates credited range from 4.0% to 7.2% for interest-sensitive life contracts; 3.5% to 7.2% for immediate annuities and 4.3% to 6.7% for deferred annuities. Withdrawal and surrender charge protection includes: i) for interest-sensitive life, either a percentage of account balance or dollar amount grading off generally over 20 years; and, ii) for deferred annuities not subject to a market value adjustment, either a declining or a level percentage charge generally over nine years or less. Approximately 1% of deferred annuities are subject to a market value adjustment.

7. CORPORATION RESTRUCTURING

On November 10, 1999 the Corporation announced a series of strategic initiatives to aggressively expand its selling and service capabilities. The Corporation also announced that it is implementing a program to reduce expenses by approximately $600 million. The reduction will result in the elimination of approximately 4,000 current non-agent positions, across all employment grades and categories by the end of 2000, or approximately 10% of the Corporation's non-agent work force. The impact of the reduction in employee positions is not expected to materially impact the results of operations of the Company.

These cost reductions are part of a larger initiative to redeploy the cost savings to finance new initiatives including investments in direct access and internet channels for new sales and service capabilities, new competitive pricing and underwriting techniques, new agent and claim technology and enhanced marketing and advertising. As a result of the cost reduction program, the Corporation recorded restructuring and related charges of $81 million pretax during the fourth quarter of 1999. The Corporation anticipates that additional pretax restructuring related charges of approximately $100 million will be expensed as incurred throughout 2000. The

                       GLENBROOK LIFE AND ANNUITY COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                ($ IN THOUSANDS)


Company's allocable share of these expenses were immaterial in 1999 and are expected to be immaterial in 2000.


8. INCOME TAXES

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

Prior to June 30, 1995, the Corporation was a subsidiary of Sears Roebuck & Co. ("Sears") and was, with its eligible domestic subsidiaries, included in the Sears consolidated federal income tax return and federal income tax allocation agreement. Effective June 30, 1995, the Corporation and Sears entered into a new tax sharing agreement, which governs their respective rights and obligations with respect to federal income taxes for all periods during which the Corporation was a subsidiary of Sears, including the treatment of audits of tax returns for such periods.

The Internal Revenue Service ("IRS") has completed its review of the Allstate Group's federal income tax returns through the 1993 tax year. Any adjustment that may result from IRS examinations of tax returns are not expected to have a material impact on the financial position, liquidity or results of operations of the Company.

The components of the deferred income tax assets and liabilities at December 31, are as follows:


                                                                 1999      1998
                                                                ------    -------
DEFERRED ASSETS
Unrealized net capital losses                                   $ 433     $     -
                                                                -----     -------
   Total deferred assets                                          433           -

DEFERRED LIABILITIES
Difference in tax bases of investments                           (140)        (84)
Unrealized net capital gains                                     --        (2,415)
                                                                -----     -------
   Total deferred liabilities                                    (140)     (2,499)
                                                                -----     -------
   Net deferred asset (liability)                               $ 293     $(2,499)
                                                                =====     =======


Although realization is not assured, management believes it is more likely than not that the deferred tax asset will be realized based on the assumptions that certain levels of income will be achieved.

                       GLENBROOK LIFE AND ANNUITY COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                ($ IN THOUSANDS)

The components of income tax expense for the year ended December 31, are as follows:


                                                        1999      1998      1997
                                                      -------   -------   -------
Current                                               $2,326    $2,164    $3,037
Deferred                                                  56        18        41
                                                      ------    ------    ------
   Total income tax expense                           $2,382    $2,182    $3,078
                                                      ======    ======    ======


The Company paid income taxes of $2,148, $592 and $2,839 in 1999, 1998 and 1997, respectively.

A reconciliation of the statutory federal income tax rate to the effective income tax rate on income from operations for the year ended December 31, is as follows:


                                                        1999      1998      1997
                                                      -------   -------   -------
Statutory federal income tax rate                       35.0%     35.0%     35.0%
Other                                                    (.4)      -          .1
                                                      ------    ------    ------
Effective income tax rate                               34.6%     35.0%     35.1%
                                                      ======    ======    ======


9. STATUTORY FINANCIAL INFORMATION

The Company's statutory capital and surplus was $141,362 and $84,865 at December 31, 1999 and 1998, respectively. The Company's statutory net income was $4,179, $4,698 and $3,636 for the years ended December 31, 1999, 1998 and 1997, respectively.

PERMITTED STATUTORY ACCOUNTING PRACTICES
The Company prepares its statutory financial statements in accordance with accounting practices prescribed or permitted by the Arizona Department of Insurance. Prescribed statutory accounting practices include a variety of publications of the National Association of Insurance Commissioners ("NAIC"), as well as state laws, regulations and general administrative rules. Permitted statutory accounting practices encompass all accounting practices not so prescribed. The Company does not follow any permitted statutory accounting practices that have a significant impact on statutory surplus or statutory net income.

The NAIC's codification initiative has produced a comprehensive guide of statutory accounting principles, which the Company will implement in January 2001. The Company's state of domicile, Arizona, has passed legislation revising various statutory accounting requirements to conform to codification. These requirements are not expected to have a material impact on the statutory surplus of the Company.

DIVIDENDS
The ability of the Company to pay dividends is dependent on business conditions, income, cash requirements of the Company and other relevant factors. The payment of shareholder dividends by the Company without the prior approval of the state insurance regulator is limited to formula amounts based on net income and capital and surplus, determined in accordance with statutory accounting practices, as well as the timing and amount of dividends paid in the preceding twelve

                       GLENBROOK LIFE AND ANNUITY COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                ($ IN THOUSANDS)



months. The maximum amount of dividends that the Company can distribute during 2000 without prior approval of the Arizona Department of Insurance is $4,179.

RISK-BASED CAPITAL
The NAIC has a standard for assessing the solvency of insurance companies, which is referred to as risk-based capital ("RBC"). The requirement consists of a formula for determining each insurer's RBC and a model law specifying regulatory actions if an insurer's RBC falls below specified levels. The RBC formula for life insurance companies establishes capital requirements relating to insurance, business, asset and interest rate risks. At December, 31 1999, RBC for the Company was significantly above levels that would require regulatory action.


10. OTHER COMPREHENSIVE INCOME

The components of other comprehensive income on a pretax and after-tax basis for the year ended December 31, are as follows:


                                            1999                            1998                          1997
                               ------------------------------  -------------------------------  ---------------------------
                                                     After-                          After-                         After-
                                Pretax      Tax       Tax       Pretax      Tax        Tax       Pretax     Tax      Tax
                               ---------  --------  -------     --------    -------  --------  --------  --------  -------
UNREALIZED CAPITAL GAINS
 AND LOSSES:
-------------------------------
Unrealized holding (losses)
   gains arising during
   the period                   $(7,822)  $ 2,739   $(5,083)     $2,019     $ (707)  $ 1,312   $ 4,034   $(1,412)  $ 2,622
Less:  reclassification
   adjustments                      312      (109)      203          (5)         2        (3)    3,453    (1,209)    2,244
                               ---------  --------  -------     --------    -------  --------  --------  --------  -------
Unrealized net capital
   (losses) gains                (8,134)    2,848    (5,286)      2,024       (709)    1,315       581      (203)      378
                               ---------  --------  -------     --------    -------  --------  --------  --------  -------
Other comprehensive
   (loss) income                $(8,134)  $ 2,848   $(5,286)     $2,024     $ (709)  $ 1,315     $ 581    $ (203)  $   378
                                =======   =======   =======     ========    ======== =======     =====   ========  =======


11. COMMITMENTS AND CONTINGENT LIABILITIES

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

                       GLENBROOK LIFE AND ANNUITY COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                ($ IN THOUSANDS)


GUARANTY FUNDS
Under state insurance guaranty fund laws, insurers doing business in a state can be assessed, up to prescribed limits, for certain obligations of insolvent insurance companies to policyholders and claimants. The Company's expenses related to these funds have been immaterial. These expenses are ceded to ALIC under reinsurance agreements.

MARKETING AND COMPLIANCE ISSUES
Companies operating in the insurance and financial services markets have come under the scrutiny of regulators with respect to market conduct and compliance issues. Under certain circumstances, companies have been held responsible for providing incomplete or misleading sales materials and for replacing existing policies with policies that were less advantageous to the policyholder. The Company monitors its sales materials and enforces compliance procedures to mitigate any exposure to potential litigation. The Company is a member of the Insurance Marketplace Standards Association, an organization which advocates ethical market conduct.

                       GLENBROOK LIFE AND ANNUITY COMPANY
                            SCHEDULE IV--REINSURANCE
                                ($ IN THOUSANDS)


                                                                 GROSS                      NET
YEAR ENDED DECEMBER 31, 1999                                     AMOUNT        CEDED      AMOUNT
----------------------------                                   ---------    ------------ ----------
Life insurance in force                                        $   23,586   $   23,586   $     --
                                                               ==========   ==========   ==========

Premiums and contract charges:
         Life and annuities                                    $   27,175   $   27,175   $     --
                                                               ==========   ==========   ==========




                                                                 GROSS                      NET
YEAR ENDED DECEMBER 31, 1998                                      AMOUNT        CEDED      AMOUNT
----------------------------                                   ---------    ------------ ----------

Life insurance in force                                        $   12,056   $   12,056   $     --
                                                               ==========   ==========   ==========

Premiums and contract charges:
         Life and annuities                                    $   19,009   $   19,009   $     --
                                                               ==========   ==========   ==========




                                                                 GROSS                      NET
YEAR ENDED DECEMBER 31, 1997                                     AMOUNT        CEDED      AMOUNT
----------------------------                                   ---------    ------------ ----------

Life insurance in force                                        $    4,095   $    4,095   $     --
                                                               ==========   ==========   ==========

Premiums and contract charges:
         Life and annuities                                    $   11,641   $   11,641   $     --
                                                               ==========   ==========   ==========


                                SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       GLENBROOK LIFE AND ANNUITY COMPANY

                           By    /s/ THOMAS J. WILSON, II
                                 ------------------------
                                 Thomas J. Wilson, II
                                 President and Chief Operating Officer
                                 (Principal Executive Officer)

                           Date   March 28, 2000
                                  --------------------

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




By    */s/ KEVIN R. SLAWIN
      ---------------------
      Kevin R. Slawin
      Director


Date  March 24, 2000
      ---------------------


By    /s/ SAMUEL H. PILCH
      -----------------------
      Samuel H. Pilch
      Controller
      (Chief Accounting Officer)

Date  March 28, 2000
      ---------------------


By    */s/ SARAH R. DONAHUE
      --------------------
      Sarah R. Donahue
      Director

Date  March 24, 2000
      -----------------

By    */s/ BRENT H. HAMANN
      -------------------
      Brent H. Hamann
      Director

Date  March 24, 2000
      -----------------


By    */s/ JOHN R. HUNTER
      ------------------
      John R. Hunter
      Director

Date  March 24, 2000
      -----------------


By    */s/ TIMOTHY N. VANDER PAS
      -------------------------
      Timothy N. Vander Pas
      Director


Date  March 24, 2000
      -----------------


By    */s/ G. CRAIG WHITEHEAD
      ----------------------
      G. Craig Whitehead
      Director

Date  March 24, 2000
      -----------------



*Power of Attorney filed herewith.

                                  EXHIBIT INDEX

                     The Glenbrook Life and Annuity Company
                 Form 10-K for the year ended December 31, 1999

Exhibit No.                Description



27            Financial Data Schedule (filed herewith)
99            Powers of Attorney