Form 10-Q
period 2000-03-31
GLENBROOK LIFE & ANNUITY CO
filed 2000-05-12
CIK 945094

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

                 For the quarterly period ended: March 31, 2000

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

Yes../X/..      No


     Indicate the number of shares of each of the issuer's classes of common stock, as of March 31, 2000; there were 5,000 shares of common capital stock outstanding, par value $500 per share all of which shares are held by Allstate Life Insurance Company.

                         PART I - FINANCIAL INFORMATION


Item  1.   FINANCIAL STATEMENTS

            Statements of Financial Position
            March 31, 2000(Unaudited) and December 31, 1999.................. 3

            Statements of Operations
            Three Months Ended March 31, 2000 and
            March 31, 1999 (Unaudited)....................................... 4

            Statements of Cash Flows
            Three Months Ended March 31, 2000 and
                  March 31, 1999 (Unaudited)................................. 5

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

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K...................................12

SIGNATURE PAGE





*Omitted pursuant to General Instruction H(2) of Form 10-Q.

                                   GLENBROOK LIFE AND ANNUITY COMPANY
                                    STATEMENTS OF FINANCIAL POSITION

                                                                          MARCH 31,           DECEMBER 31,
                                                                            2000                 1999
                                                                     -------------------  -------------------
                                                                     -------------------  -------------------
($ in thousands, except par value data)                                  (UNAUDITED)

ASSETS
Investments
   Fixed income securities, at fair value
      (amortized cost $145,757 and $94,173 )                            $   145,182           $   92,937
   Short-term                                                                 3,156               53,063
                                                                        -----------           ----------
         Total investments                                                  148,338              146,000

Cash                                                                             10                    9
Reinsurance recoverable from
   Allstate Life Insurance Company                                        4,318,669            4,144,165
Deferred income taxes                                                            49                  293
Other assets                                                                  3,704                2,706
Separate Accounts                                                         1,777,066            1,541,756
                                                                        -----------          -----------
         TOTAL ASSETS                                                   $ 6,247,836          $ 5,834,929
                                                                        ===========          ===========

LIABILITIES
Reserve for life-contingent contract benefits                                 $ 907                $ 800
Contractholder funds                                                      4,317,762            4,143,365
Current income taxes payable                                                  3,264                2,360
Payable to affiliates, net                                                    4,177                4,122
Separate Accounts                                                         1,777,066            1,541,756
                                                                        -----------          -----------
         TOTAL LIABILITIES                                                6,103,176            5,692,403
                                                                        -----------          -----------

COMMITMENTS AND CONTINGENT LIABILITIES (NOTE 4)

SHAREHOLDER'S EQUITY
Common stock, $500 par value, 10,000 shares
    authorized, 5,000 issued and outstanding                                  2,500                2,500
Additional capital paid-in                                                  119,241              119,241
Retained income                                                              23,293               21,588

Accumulated other comprehensive loss:
    Unrealized net capital losses                                              (374)                (803)
                                                                        -----------          -----------
         TOTAL ACCUMULATED OTHER COMPREHENSIVE
             LOSS                                                              (374)                (803)
                                                                        -----------          -----------
          TOTAL SHAREHOLDER'S EQUITY                                        144,660              142,526
                                                                        -----------          -----------
          TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY                    $ 6,247,836          $ 5,834,929
                                                                        ===========          ===========


See notes to financial statements.

                                 GLENBROOK LIFE AND ANNUITY COMPANY
                                      STATEMENTS OF OPERATIONS

                                                                        THREE MONTHS ENDED
                                                                             MARCH 31,

                                                              ----------------------------------------
                                                              ----------------------------------------
($ in thousands)                                                    2000                  1999
                                                              ------------------    ------------------
                                                              ------------------    ------------------
                                                                             (UNAUDITED)

REVENUES
Net investment income                                            $ 2,555               $ 1,578
Realized capital gains and losses                                    66                      -
                                                                 -------               -------

INCOME FROM OPERATIONS
    BEFORE INCOME TAX EXPENSE                                      2,621                 1,578
Income tax expense                                                   916                   551
                                                                 -------               -------

NET INCOME                                                       $ 1,705               $ 1,027
                                                                 =======               =======










See notes to financial statements.

                                 GLENBROOK LIFE AND ANNUITY COMPANY
                                      STATEMENTS OF CASH FLOWS

                                                                              THREE MONTHS ENDED
                                                                                   MARCH 31,
                                                                     ----------------------------------------
                                                                     ----------------------------------------
($ in thousands)                                                            2000                  1999
                                                                     ------------------    ------------------
                                                                     ----------------------------------------
                                                                                   (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                               $ 1,705               $ 1,027
Adjustments to reconcile net income to net cash
    provided by operating activities
         Amortization and other non-cash items                              (317)                    -
         Realized capital gains and losses                                   (66)                    -
         Changes in:
              Income taxes payable                                           916                   552
              Other operating assets and liabilities                        (993)                 (253)
                                                                         -------               -------
                 Net cash provided by operating activities                 1,245                 1,326
                                                                         -------               -------

CASH FLOWS FROM INVESTING ACTIVITIES
Fixed income securities
       Proceeds from sales                                                 2,178                     -
       Investment collections                                                408                 1,891
       Investment purchases                                              (54,044)               (5,958)
Change in short-term investments, net                                     50,214                 2,741
                                                                         -------               -------
               Net cash used in investing activities                      (1,244)               (1,326)
                                                                         -------               -------


NET INCREASE IN CASH                                                           1                     -
CASH AT THE BEGINNING OF PERIOD                                                9                     -
                                                                         -------               -------
CASH AT END OF PERIOD                                                    $    10               $     -
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

        The financial statements and notes as of March 31, 2000 and for the three month periods ended March 31, 2000 and 1999 are unaudited. The interim financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial statements and notes should be read in conjunction with the financial statements and notes thereto included in the Glenbrook Life and Annuity Company Annual Report on Form 10-K for 1999. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

2.      REINSURANCE

        The Company has reinsurance agreements whereby all contract charges, credited interest, policy benefits and certain expenses are ceded to ALIC and reflected net of such reinsurance in the statements of operations. Reinsurance recoverable and the related reserve for life-contingent contract benefits and contractholder funds are reported separately in the statements of financial position. The Company continues to have primary liability as the direct insurer for risks reinsured.

        Investment income earned on the assets which support contractholder funds and the reserve for life life-contingent contract benefits is not included in the Company's financial statements as those assets are owned and managed under the terms of reinsurance agreements. The following amounts were ceded to ALIC under reinsurance agreements.

                                                                                        THREE MONTHS ENDED
                                                                                            MARCH 31,

                                                                              ---------------------------------------
       ($ in thousands)                                                             2000                  1999
                                                                              ------------------    -----------------

       Contract charges                                                             $ 8,874               $ 5,670
       Credited interest, policy benefits and certain expenses                       83,572                56,245



3.       COMPREHENSIVE INCOME

        The components of other comprehensive income on a pretax and after-tax basis for the three months ended March 31, are as follows:

($ in thousands)                                               2000                                  1999
                                               ----------------------------------     ------------------------------------
                                                                            AFTER-                               AFTER-
                                                  PRETAX        TAX          TAX        PRETAX        TAX         TAX
                                                  ------        ---          ---        ------        ---         ---

       UNREALIZED CAPITAL GAINS AND LOSSES
       -----------------------------------
       Unrealized holding gains
            (losses) arising during the
            period                                 $ 661     $ (232)       $  429     $(2,129)     $  745     $(1,384)
       Less:  reclassification
            adjustments                                -          -             -           -           -           -
       Unrealized net capital gains
            (losses)                                 661       (232)          429      (2,129)        745      (1,384)
                                                   -----     ------        ------     -------      ------     -------
       Other comprehensive income

            (loss)                                 $ 661     $ (232)          429     $(2,129)     $  745      (1,384)
                                                   =====     ======                   =======      ======

       Net income                                                           1,705                               1,027
                                                                           ------                             -------

       Comprehensive income (loss)                                         $2,134                             $  (357)
                                                                           ======                             =======

4.     COMMITMENTS AND CONTINGENT LIABILITIES

       REGULATION AND LEGAL PROCEEDINGS
       The Company's business is subject to the effects of a changing social, economic and regulatory environment. Public and regulatory initiatives have varied and have included employee benefit regulations, removal of barriers preventing banks from engaging in the securities and insurance business, tax law changes affecting the taxation of insurance companies and the tax treatment of insurance products and its impact on the relative desirability of various personal investment vehicles. The ultimate changes and eventual effects, if any, of these initiatives are uncertain.

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

                       GLENBROOK LIFE AND ANNUITY COMPANY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



      The following discussion highlights significant factors influencing results of operations and changes in financial position of Glenbrook Life and Annuity Company (the "Company"). It should be read in conjunction with the financial statements and related notes thereto found under items 7 and 8 of Part II of the Glenbrook Life and Annuity Company Annual Report on Form 10-K for the year ended December 31, 1999.

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

      The assets and liabilities related to variable annuity and variable life contracts are legally segregated and reflected as Separate Accounts. The assets of the Separate Accounts are carried at fair value. Separate Accounts liabilities represent the contractholders' claim to the related assets and are carried at the fair value of the assets. In the event that the asset value of certain contractholder accounts are projected to be below the value guaranteed by the Company, a liability is established through a charge to earnings. Investment income and realized capital gains and losses of the Separate Accounts accrue directly to the contractholders and therefore, are not included in the Company's statements of operations


RESULTS OF OPERATIONS
--------------------

($ in thousands)
                                                                                THREE MONTHS ENDED
                                                                                      MARCH 31,
                                                                          2000                     1999
                                                                     -----------------       ------------------
Net investment income                                                   $   2,555                $   1,578
                                                                        =========                =========
Realized capital gains, after tax                                       $      43                $       -
                                                                        =========                =========
Net income                                                              $   1,705                $   1,027
                                                                        =========                =========
Total investments                                                       $ 148,338                $  98,200
                                                                        =========                =========

       The Company has reinsurance agreements under which all contract and policy related transactions are transferred to ALIC. The Company's results of operations include only net investment income and realized capital gains and losses earned on the assets of the Company that are not transferred under the reinsurance agreements.

                       GLENBROOK LIFE AND ANNUITY COMPANY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


       Net income for the first quarter of 2000 increased 66.0% to $1.7 million, primarily due to increased net investment income. Pretax net investment income for the three month period ended March 31, 2000 increased 61.9% to $2.6 million primarily attributable to higher investment balances. Investments at March 31, 2000, excluding Separate Accounts and unrealized gains and losses on fixed income securities, grew 59.4% from the same period last year.


FINANCIAL POSITION
------------------

($ in thousands)
                                                               MARCH 31,                 DECEMBER 31,
                                                                  2000                       1999
                                                       -----------------------     ----------------------
 Fixed income securities (1)                              $    145,182               $     92,937
 Short-term investments                                          3,156                     53,063
                                                          ------------               ------------
      Total investments                                   $    148,338               $    146,000
                                                          ============               ============
Reinsurance recoverable from ALIC                         $  4,318,669               $  4,144,165
                                                          ============               ============
Separate Account assets and liabilities                   $  1,777,066               $  1,541,756
                                                          ============               ============
Contractholder funds                                      $  4,317,762               $  4,143,365
                                                          ============               ============


[FN]
(1) Fixed income securities are carried at fair value. Amortized cost for these securities was $145,757 and $94,173 at March 31, 2000 and December 31, 1999, respectively.

      Total investments were $148.3 million at March 31, 2000 compared to $146.0 million at December 31, 1999. The increase was due to positive cash flows generated from operations and lower unrealized net capital losses on fixed income securities. At March 31, 2000, unrealized net capital losses on fixed income securities were $575 thousand compared to $1.2 million at December 31, 1999.

      At March 31, 2000, all of the Company's fixed income securities portfolio is rated investment grade, which is defined by the Company as a security having a National Association of Insurance Commissioners ("NAIC") rating of 1 or 2, a Moody's rating of Aaa, Aa, A or Baa, or a comparable Company internal rating.

      During the three months ended March 31, 2000, contractholder funds and amounts recoverable from ALIC increased by $174.4 million and $174.5 million, respectively. The increase resulted from sales of the Company's fixed rate annuity contracts, partially offset by surrenders and withdrawals and transfers from the fixed account contract option to variable Separate Accounts funds. Reinsurance recoverable from ALIC relates to contract benefit obligations ceded to ALIC.

                       GLENBROOK LIFE AND ANNUITY COMPANY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


      Separate Account assets and liabilities increased 15.3% to $1.78 billion at March 31, 2000. The increases were primarily attributable to favorable investment performance of Separate Account investment portfolios and sales of variable annuity contracts.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

      Under the terms of reinsurance agreements, substantially all premiums and deposits, excluding those relating to Separate Accounts, are transferred to ALIC, which maintains the investment portfolios supporting the Company's products. Substantially all payments of policyholder claims, benefits, contract maturities, contract surrenders and withdrawals and certain operating costs are also reimbursed by ALIC, under the terms of the reinsurance agreements. The Company continues to have primary liability as a direct insurer for risks reinsured. The Company's ability to meet liquidity demands is dependent on ALIC's ability to meet those demands. ALIC's claims-paying ability was rated Aa2, AA+ and A+ by Moody's, Standard and Poor's and A.M. Best, respectively, at March 31, 2000.

      The primary sources for the remainder of the Company's funds are collection of principal and interest from the investment portfolio and capital contributions from ALIC. The primary uses for the remainder of the Company's funds are to purchase investments and pay costs associated with the maintenance of the Company's investment portfolio.

      At March 31, 2000, the Moody's and Standard and Poor's claims-paying ratings for the Company were Aa2 and AA+, respectively.


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

                              SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 12th day of May 2000.



                           GLENBROOK LIFE AND ANNUITY COMPANY
                           ----------------------------------
                                  (Registrant)






/s/ THOMAS J. WILSON, II               PRESIDENT AND CHIEF OPERATING OFFICER
------------------------               (Principal Executive Officer)
 THOMAS J. WILSON, II



/s/ SAMUEL H. PILCH                   CONTROLLER
------------------------              (Chief Accounting Officer)
 SAMUEL H. PILCH

Exhibit Index

Exhibit No.                Exhibit


(27)  Financial Data Scehdule