Form 10-Q
period 2000-09-30
GLENBROOK LIFE & ANNUITY CO
filed 2000-11-14
CIK 945094

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

                 For the quarterly period ended: September 30, 2000

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

Yes../X/..      No


     Indicate the number of shares of each of the issuer's classes of common stock, as of September 30, 2000; there were 5,000 shares of common capital stock outstanding, par value $500 per share all of which shares are held by Allstate Life Insurance Company.

                         PART I - FINANCIAL INFORMATION


Item  1.   FINANCIAL STATEMENTS

            Statements of Operations
            Three Months Ended September 30, 2000 and
            September 30, 1999 (Unaudited)
            Nine Months Ended September 30, 2000 and
            September 30, 1999 (Unaudited)..................................  3

            Statements of Financial Position
            September 30, 2000(Unaudited) and December 31, 1999.............  4

            Statements of Cash Flows
            Nine Months Ended September 30, 2000 and
            September 30, 1999 (Unaudited)..................................  5

            Notes to Financial Statements.................................... 6

Item  2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS..................... 9

Item  3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT
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

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K...................................13

SIGNATURE PAGE...............................................................15





*Omitted pursuant to General Instruction H(2) of Form 10-Q.

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                       GLENBROOK LIFE AND ANNUITY COMPANY
                            STATEMENTS OF OPERATIONS



                                                Three Months Ended                             Nine Months Ended
                                                  September 30,                                  September 30,
                                      ---------------------------------------        ---------------------------------------
                                      ---------------------------------------        ---------------------------------------
($ in thousands)                            2000                  1999                     2000                 1999
                                      ------------------    -----------------        -----------------    ------------------
                                      ------------------    -----------------        -----------------    ------------------
                                         (Unaudited)                                   (Unaudited)

Revenues
Net investment income                  $         2,762        $       1,682           $        8,017       $         4,864
Realized capital gains and losses                    1                  (69)                      91                   360
                                       ---------------        -------------           --------------       ---------------
Income from operations
    before income tax expense                    2,763                1,613                    8,108                 5,224
Income tax expense                                 966                  555                    2,834                 1,816
                                       ---------------        -------------           --------------       ---------------
Net income                             $         1,797        $       1,058           $        5,274       $         3,408
                                       ===============        =============           ==============       ===============














                       See notes to financial statements.

                       GLENBROOK LIFE AND ANNUITY COMPANY
                        STATEMENTS OF FINANCIAL POSITION

                                                                   September 30,         December 31,
                                                                        2000                 1999
                                                                 -------------------  -------------------
                                                                 -------------------  -------------------
($ in thousands, except par value data)                             (Unaudited)
Assets

   Fixed income securities, at fair value
      (amortized cost $149,930 and $94,173 )                     $          151,516    $          92,937
   Short-term                                                                 4,522               53,063
                                                                 ------------------    -----------------
         Total investments                                                  156,038              146,000

Cash                                                                              -                    9
Reinsurance recoverable from
   Allstate Life Insurance Company, net                                   4,635,195            4,144,165
Deferred income taxes                                                             -                  293
Other assets                                                                  3,755                2,706
Separate Accounts                                                         1,889,300            1,541,756
                                                                 ------------------    -----------------
         Total assets                                            $        6,684,288    $       5,834,929
                                                                 ==================    =================

Liabilities
Reserve for life-contingent contract benefits                               $ 6,065                $ 800
Contractholder funds                                                      4,629,131            4,143,365
Current income taxes payable                                                  5,242                2,360
Deferred income taxes                                                           647                    -
Payable to affiliates, net                                                    4,269                4,122
Separate Accounts                                                         1,889,300            1,541,756
                                                                 ------------------    -----------------
         Total liabilities                                                6,534,654            5,692,403
                                                                 ------------------    -----------------

Commitments and Contingent Liabilities (Note 4)

Shareholder's equity
Common stock, $500 par value, 10,000 shares
    authorized, 5,000 issued and outstanding                                  2,500                2,500
Additional capital paid-in                                                  119,241              119,241
Retained income                                                              26,862               21,588
Accumulated other comprehensive income:
    Unrealized net capital gains (losses)                                     1,031                 (803)
                                                                 ------------------    -----------------
         Total accumulated other comprehensive income                         1,031                 (803)
                                                                 ------------------    -----------------
         Total shareholder's equity                                         149,634              142,526
                                                                 ------------------    -----------------
         Total liabilities and shareholder's equity              $        6,684,288    $       5,834,929
                                                                 ==================    =================

                       See notes to financial statements.

                       GLENBROOK LIFE AND ANNUITY COMPANY
                            STATEMENTS OF CASH FLOWS


                                                                          Nine Months Ended
                                                                             September 30,
                                                                -----------------------------------------
                                                                -----------------------------------------
($ in thousands)                                                      2000                   1999
                                                                ------------------     ------------------
                                                                ------------------     ------------------
                                                                              (Unaudited)
Cash flows from operating activities
Net income                                                      $         5,274         $        3,408
Adjustments to reconcile net income to net cash
    provided by operating activities:
         Amortization and other non-cash items                             (420)                    (8)
         Realized capital gains and losses                                  (91)                  (360)
         Changes in:
              Income taxes payable                                        2,834                   (331)
              Other operating assets and liabilities                       (931)                   288
                                                                ---------------         --------------
                 Net cash provided by operating activities                6,666                  2,997
                                                                ---------------         --------------
Cash flows from investing activities
Fixed income securities
       Proceeds from sales                                                6,227                  7,116
       Investment collections                                             2,128                  4,297
       Investment purchases                                             (63,937)               (18,394)
Change in short-term investments, net                                    48,907                  3,984
                                                                ---------------         --------------
               Net cash used in investing activities                     (6,675)                (2,997)
                                                                ---------------         --------------


Net (decrease) increase in cash                                              (9)                     -
Cash at the beginning of period                                               9                      -
                                                                ---------------         --------------
Cash at end of period                                           $             -         $            -
                                                                ===============         ==============








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

          The financial statements and notes as of September 30, 2000, and for the three month and nine month periods ended September 30, 2000 and 1999, are unaudited. The financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. These financial statements and notes should be read in conjunction with the financial statements and notes thereto included in the Glenbrook Life and Annuity Company Annual Report on Form 10-K for 1999. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.


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


                                                   Three Months Ended                       Nine Months Ended
                                                     September 30,                            September 30,
                                           -----------------------------------      -----------------------------------
     ($ in thousands)                           2000                1999                 2000               1999
                                           ----------------    ---------------      ---------------    ----------------

     Contract charges                         $10,009             $ 6,924              $ 28,542            $ 19,540
     Credited interest, policy benefits
          and certain expenses                 75,312              59,740               245,315             177,233


                       GLENBROOK LIFE AND ANNUITY COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

3.   Comprehensive Income

          The components of other comprehensive income on a pretax and after-tax basis are as follows:

                                                                   Three months ended September 30,
                                             -----------------------------------------------------------------------------
     ($ in thousands)                                        2000                                    1999
                                             -------------------------------------    ------------------------------------
                                                                         After-                                 After-
                                               Pretax         Tax         tax           Pretax        Tax         tax
     Unrealized capital gains and
         losses:
     Unrealized holding gains (losses)
         arising during the period           $     2,167  $     (758)  $    1,409     $     (951)   $    334   $    (617)
     Less:  reclassification
          adjustments                                  1           -            1            (69)         24         (45)
                                             -----------  ----------   ----------     ----------    --------   ---------
     Unrealized net capital gains (losses)         2,166        (758)       1,408           (882)        310        (572)
                                             -----------  ----------   ----------     ----------    --------   ---------
     Other comprehensive income (loss)       $     2,166  $     (758)       1,408     $     (882)   $    310        (572)
                                             ===========  ==========                  ==========    ========
     Net income                                                             1,797                                  1,058
                                                                       ----------                              ---------
     Comprehensive income (loss)                                       $    3,205                              $     486
                                                                       ==========                              =========


                                                                   Nine months ended September 30,
                                             -----------------------------------------------------------------------------
     ($ in thousands)                                        2000                                    1999
                                             -------------------------------------    ------------------------------------
                                                                         After-                                 After-
                                               Pretax         Tax         Tax           Pretax        Tax         tax
     Unrealized capital gains and
          losses:
     Unrealized holding gains (losses)
          arising during the period           $   2,809   $    ( 983)  $   1,826      $   (5,926)  $  2,075    $  (3,851)
     Less:  reclassification
          adjustments                               (13)           5          (8)            360       (126)         234
                                             ----------   ----------   ---------      ----------   --------    ---------

     Unrealized net capital gains (losses)        2,822         (988)      1,834          (6,286)     2,201       (4,085)
                                             ----------   ----------   ---------      ----------   --------    ---------
     Other comprehensive income (loss)       $    2,822   $     (988)      1,834      $   (6,286)  $  2,201       (4,085)
                                             ==========   ==========                  ==========   ========
     Net income                                                            5,274                                   3,408
                                                                       ---------                               ---------
     Comprehensive income (loss)                                       $   7,108                               $    (677)
                                                                       =========                               =========



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

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
   FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTH AND NINE
                 MONTH PERIODS ENDED SEPTEMBER 30, 2000 AND 1999


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

     The assets and liabilities related to variable annuity and variable life contracts are legally segregated and reflected as Separate Accounts. The assets of the Separate Accounts are carried at fair value. Separate Accounts liabilities represent the contractholders' claims to the related assets and are carried at the fair value of the assets. In the event that the asset value of certain contractholder accounts are projected to be below the value guaranteed by the Company, a liability is established through a charge to earnings. Investment income and realized capital gains and losses of the Separate Accounts accrue directly to the contractholders and therefore, are not included in the Company's statements of operations.


Results of Operations

($ in thousands)
                                     Three Months Ended                    Nine Months Ended
                                       September 30,                         September 30,
                                  2000               1999                2000              1999
                              --------------     --------------     ---------------    --------------
Net investment income         $     2,762        $     1,682        $     8,017        $     4,864
                              ===========        ===========        ===========        ===========
Realized capital gains
(losses), after tax           $         1        $       (45)       $        59        $       234
                              ===========        ===========        ===========        ===========
Net income                    $     1,797        $     1,058        $     5,274        $     3,408
                              ===========        ===========        ===========        ===========

     The Company has reinsurance agreements under which substantially all contract and policy related transactions are transferred to ALIC. The Company's results of operations include only net investment income and realized capital gains and losses earned on the assets of the Company that are not transferred under the reinsurance agreements.

     Net income for the third quarter and first nine months of 2000 increased 69.8% to $1.8 million and 54.8% to $5.3 million, respectively, over the same periods in 1999, primarily due to increased net investment income during both periods. Net investment income for the three month and nine month periods ended September 30, 2000 increased 64.2% to $2.8 million and 64.8% to $8.0 million, respectively, primarily due to higher investment balances which resulted from a capital contribution from ALIC in the fourth quarter of 1999. Realized capital gains, after tax, increased to $1 thousand during the third quarter versus realized capital losses, after tax, of $45 thousand in the third quarter of 1999, and decreased during the first nine months of 2000 to $59 thousand from

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
   FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTH AND NINE
                 MONTH PERIODS ENDED SEPTEMBER 30, 2000 AND 1999

$234 thousand in the first nine months of 1999. Period to period fluctuations in realized capital gains are largely the result of timing of sales, reflecting management's decision on positioning the portfolio, as well as assessments of individual securities and overall market conditions.


Financial Position

($ in thousands)
                                                              September 30,                  December 31,
                                                                   2000                          1999
                                                         -------------------------      -----------------------
        Fixed income securities (1)                          $   151,516                      $    92,937
        Short-term investments                                     4,522                           53,063
                                                             -----------                      -----------
              Total investments                              $   156,038                      $   146,000
                                                             ===========                      ===========
        Reinsurance recoverable from ALIC, net               $ 4,635,195                      $ 4,144,165
                                                             ===========                      ===========
        Separate Account assets and liabilities              $ 1,889,300                      $ 1,541,756
                                                             ===========                      ===========
        Contractholder funds                                 $ 4,629,131                      $ 4,143,365
                                                             ===========                      ===========


(1) Fixed income securities are carried at fair value. Amortized cost for these securities was $149,930 and $94,173 at September 30, 2000 and December 31, 1999, respectively.

     Total investments were $156.0 million at September 30, 2000 compared to $146.0 million at December 31, 1999. The increase was due to positive cash flows generated from operations and higher unrealized net capital gains on fixed income securities. At September 30, 2000, unrealized net capital gains on fixed income securities were $1.6 million compared to unrealized net capital losses of $1.2 million at December 31, 1999. Investments at September 30, 2000, excluding Separate Accounts and unrealized gains and losses on fixed income securities, grew 4.9% from December 31, 1999.

     At September 30, 2000, all of the Company's fixed income securities portfolio is rated investment grade, which is defined by the Company as a security having a National Association of Insurance Commissioners ("NAIC") rating of 1 or 2, a Moody's rating of Aaa, Aa, A or Baa, or a comparable Company internal rating.

     During the nine months ended September 30, 2000, amounts recoverable from ALIC increased by $491.0 million and contractholder funds increased by $485.8 million as compared to December 31, 1999 balances. The increases resulted from sales of the Company's fixed rate annuity contracts by banks, interest credited to contractholder funds, partially offset by surrenders and withdrawals, death benefits and transfers from the fixed account contract option to variable Separate Accounts funds. As the Company's interest-sensitive life policies and annuity contracts in-force grow and age, the dollar amount of surrenders and withdrawals will likely increase. While the overall amount of surrenders may increase in the future, a significant increase in the level of surrenders relative to total contractholder account balances is not anticipated. Reinsurance recoverable from ALIC relates to contract benefit obligations ceded to ALIC.

     Separate Accounts assets and liabilities increased 22.5% to $1.89 billion at September 30, 2000 as compared to the December 31, 1999 balance. The increases were primarily attributable to increased sales of variable annuity contracts by securities firms and transfers from the fixed account contract option to variable Separate Accounts funds, partially offset by surrenders and withdrawals.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
   FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTH AND NINE
                 MONTH PERIODS ENDED SEPTEMBER 30, 2000 AND 1999

Liquidity and Capital Resources

     Under the terms of reinsurance agreements, substantially all deposits, excluding those relating to Separate Accounts, are transferred to ALIC, which maintains the investment portfolios supporting the Company's products. Substantially all payments of policyholder claims, benefits, contract maturities, contract surrenders and withdrawals and certain operating costs are also reimbursed by ALIC, under the terms of the reinsurance agreements. The Company continues to have primary liability as a direct insurer for risks reinsured. The Company's ability to meet liquidity demands is dependent on ALIC's ability to meet those demands. ALIC's claims-paying ability was rated Aa2, AA+ and A+ by Moody's, Standard and Poor's and A.M. Best, respectively, at September 30, 2000.

     The primary sources for the remainder of the Company's funds are the collection of principal and interest from the investment portfolio and capital contributions from ALIC. The primary uses for the remainder of the Company's funds are to purchase investments and pay costs associated with the maintenance of the Company's investment portfolio.

     At September 30, 2000, the Moody's, Standard and Poor's and A.M. Best claims-paying ratings for the Company were Aa2, AA+ and A+, respectively.


Forward-Looking Statements

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

o Changes in market interest rates can have adverse effects on the Company's investment portfolio, investment income, product sales and results of operations, generally. Increases in market interest rates have an adverse impact on the value of the investment portfolio by decreasing unrealized capital gains on fixed income securities. In addition, increases in market interest rates as compared to rates offered on some of the Company's products could make those products less attractive and lead to lower sales and/or increase the level of surrenders on these products. Declining market interest rates could have an adverse impact on the Company's investment income as the Company reinvests proceeds from positive cash flows from operations and from maturing and called investments into new investments that could be yielding less than the portfolio's average rate. Additionally the impact of decreasing Separate Account balances resulting from fluctuating market conditions could cause contract charges realized by the Company to decrease.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
   FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTH AND NINE
                 MONTH PERIODS ENDED SEPTEMBER 30, 2000 AND 1999

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

o The Company distributes some of its products under agreements with other financial services entities. Termination of such agreements due to changes in control of these non-affiliated entities could have a detrimental effect on the Company's sales. This risk may be increased due to the enactment of the Gramm-Leach-Bliley Act of 1999, which eliminates many federal and state law barriers to affiliations among banks, securities firms, insurers and other financial service providers.

o A number of enacted and pending legislative measures may lead to increased consolidation and increased competition in the financial services industry. At the federal level, these measures include the Gramm-Leach-Bliley Act of 1999, which eliminates many federal and state law barriers to affiliations among banks, securities firms, insurers and other financial service providers. At the state level, these measures include legislation to permit mutual insurance companies to convert to a hybrid structure known as a mutual holding company, thereby allowing insurance companies owned by their policyholders to become stock insurance companies owned (through one or more intermediate holding companies) at least 51% by their policyholders and potentially up to 49% by stockholders. Also several large mutual life insurers have used or are expected to use existing state laws and regulations governing the conversion of mutual insurance companies into stock insurance companies (demutualization). These measures may also increase competition for capital among financial service providers.

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

(11) Not Required

(15) None

(18) None

(19) None

(22) None

(23) Not required

(24) None

(27) Financial Data Schedule


 (b) Reports on 8-K

            No reports on Form 8-K were filed during the third quarter of 2000.

                              SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 13th day of November, 2000.



                           GLENBROOK LIFE AND ANNUITY COMPANY
                           ----------------------------------
                                  (Registrant)






 /s/THOMAS J. WILSON, II            PRESIDENT AND CHIEF OPERATING OFFICER
------------------------            (Principal Executive Officer)
 THOMAS J. WILSON, II



 /s/ SAMUEL H. PILCH                CONTROLLER
------------------------             (Chief Accounting Officer)
 SAMUEL H. PILCH

Exhibit Index

Exhibit No.                Exhibit



(27)                Financial Data Scehdule