Form 10-K405
period 2000-12-31
GLENBROOK LIFE & ANNUITY CO
filed 2001-03-29
CIK 945094

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

The registrant meets the conditions set forth in General Instruction I(1)(a) and
(b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.



         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                       Commission file number: 333-52806


                       GLENBROOK LIFE AND ANNUITY COMPANY
             (Exact name of registrant as specified in its charter)


         ARIZONA                                                35-1113325
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)


                                3100 SANDERS ROAD
                           NORTHBROOK, ILLINOIS 60062
                              Attn: Anthony Poole
               (Address of Principal executive offices)(Zip Code)

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of March 29, 2001, there were 5,000 shares of common capital stock outstanding, par value $500 per share, all of which shares are held by Allstate Life Insurance Company.

                           TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
                                     PART I

Item 1.     Business*.......................................................2
Item 2.     Properties*.....................................................3
Item 3.     Legal Proceedings...............................................3
Item 4.     Submission of Matters to a Vote of Security Holders*........... N/A

                                     PART II

Item 5.     Market for Registrant's Common Equity and
            Related Stockholder Matters.....................................3
Item 6.     Selected Financial Data**...................................... N/A
Item 7.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations.......................................3
Item 7A.    Quantitative and Qualitative Disclosures About
            Market Risk.....................................................8
Item 8.     Financial Statements and Supplementary Data.....................8
Item 9.     Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosure............................................8

                                    PART III

Item 10.    Directors and Executive Officers of the Registrant*............ N/A
Item 11.    Executive Compensation**........................................N/A
Item 12.    Security Ownership of Certain Beneficial Owners and
            Management**....................................................N/A
Item 13.    Certain Relationships and Related Transactions**................N/A

                                     PART IV

Item 14.    Exhibits, Financial Statement Schedules, and
            Reports on Form 8-K.............................................9

Signatures..................................................................10
Index to Financial Statement Schedules......................................11

* Item prepared in accordance with General Instruction I(2) of Form 10-K. **Omitted pursuant to General Instruction I(2) of Form 10-K.

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

     Glenbrook Life is a wholly owned subsidiary of Allstate Life Insurance Company ("ALIC"), a stock life insurance company incorporated under the laws of Illinois. Allstate Life is a wholly owned subsidiary of Allstate Insurance Company ("AIC"), a stock property-liability insurance company incorporated under the laws of Illinois. All of the outstanding capital stock of AIC is owned by The Allstate Corporation ("Corporation"), a Delaware company which has several different classes of securities, including common stock, registered with the Securities and Exchange Commission.

     Glenbrook Life, a single segment entity, markets life insurance and investment products through registered broker-dealers that have relationships with banks or other financial institutions, or by employees of such banks. Glenbrook Life currently offers interest-sensitive life and single premium variable life insurance. Glenbrook Life's annuity products include single premium fixed annuities, flexible premium variable annuities, and flexible premium market value adjusted annuities. ALFS, Inc. ("ALFS") is the principal underwriter for the Glenbrook Life investment products, such as variable life insurance, variable annuities and market value adjusted annuities. ALFS is a wholly owned subsidiary of ALIC and is a registered broker-dealer under the Securities Exchange Act of 1934.

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

     The assets and liabilities of the variable annuity and variable life contracts are held in legally-segregated, unitized Separate Accounts and retained by the Company. Contract charge revenue is reinsured to ALIC and consists of charges assessed against the account values of the Separate Accounts.

     Glenbrook Life's and ALIC's general account assets must be invested in accordance with applicable state laws. These laws govern the nature and quality of investments that may be made by life insurance companies and the percentage of their assets that may be committed to any particular type of investment.

     Glenbrook Life is engaged in a business that is highly competitive because of the large number of stock and mutual life insurance companies and other entities competing in the sale of insurance and annuities. As of December 1999, the last year for which current information is available, there were approximately 1,400 stock, mutual and other types of insurers in business in the United States. Several independent rating agencies regularly evaluate life insurer's claims paying ability, quality of investments and overall stability. A.M. Best Company assigns A+(Superior) to ALIC which automatically reinsures all net business of Glenbrook Life. A.M. Best Company also assigns Glenbrook Life the rating of A+(r) because Glenbrook Life automatically reinsures all business with ALIC. Standard & Poor's Insurance Rating Services assigns AA+(Excellent) to the Company's claims-paying ability and Moody's Investors Service assigns an Aa2 (excellent) financial strength rating to the Company. Glenbrook Life shares the same ratings of its parent, ALIC.

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

Item 3.  Legal Proceeding

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

OVERVIEW

     The Company, a wholly owned subsidiary of Allstate Life Insurance Company ("ALIC"), which is a wholly owned subsidiary of Allstate Insurance Company ("AIC"), a wholly owned subsidiary of The Allstate Corporation (the "Corporation"), markets investment and life products through banks and securities firms. Investment products include deferred annuities and immediate annuities without life contingencies. Deferred annuities include fixed rate, market value adjusted, indexed and variable annuities. Life insurance consists of interest-sensitive life and variable life insurance.

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

RESULTS OF OPERATIONS

($ in thousands)

                                         2000          1999          1998
                                         ----          ----          ----
Net investment income                 $  10,808     $   6,579     $   6,231
Realized capital gains and losses           419           312            (5)
Income tax expense                        3,925         2,382         2,182
                                      ---------     ---------     ---------

Net income                            $   7,302     $   4,509     $   4,044
                                      =========     =========     =========

     The Company has a reinsurance agreement under which all contract and policy related transactions are transferred to ALIC. The Company's results of operations include only net investment income and realized capital gains and losses earned on the assets of the Company that are not transferred under the reinsurance agreements.

     Net income increased $2.8 million to $7.3 million in 2000 and increased $465 thousand to $4.5 million in 1999 from $4.0 million in 1998 due to increases in net investment income and realized capital gains. Net investment income increased 64.3% to $10.8 million in 2000. The increase resulted from the investment of the $49.6 million capital contribution in late 1999 and was partially offset by lower investment yields. In 1999, pretax net investment income increased 5.6% to $6.6 million as additional investment income was earned on higher investment balances, partially offset by lower investment yields. Investments, excluding Separate Accounts and unrealized gains and losses on fixed income securities, decreased 2.9% in 2000 and increased 60.0% in 1999, respectively. The Company expects to experience lower investment yields due, in part, to the reinvestment of proceeds from calls and maturities and the investment of positive cash flows from operations in securities yielding less than the average portfolio rate. Realized capital gains, after-tax, were $272 thousand and $203 thousand in 2000 and 1999, respectively. In 2000, realized capital gains resulted from the sale of fixed income securities. Year to year fluctuations in realized capital gains and losses are largely the result of the timing of sales decisions reflecting management's view of individual securities and overall market conditions.

FINANCIAL POSITION

($ in thousands)

                                                 2000             1999
                                             ------------     ------------
Fixed income securities (1)                  $    144,127     $     92,937
Short-term                                          3,085           53,063
                                             ------------     ------------
      Total investments                      $    147,212     $    146,000
                                             ============     ============
Reinsurance recoverable from ALIC            $  4,702,940     $  4,144,165
                                             ============     ============
Separate Accounts assets and liabilities     $  1,740,328     $  1,541,756
                                             ============     ============
Contractholder funds                         $  4,696,846     $  4,143,365
                                             ============     ============

(1) Fixed income securities are carried at fair value. Amortized cost for these securities was $139,819 and $94,173 at December 31, 2000 and 1999, respectively.

     Total investments increased $1.2 million from December 31, 1999 to $147.2 million at December 31, 2000. The increase was primarily due to unrealized gains on fixed income securities.

FIXED INCOME SECURITIES

     The Company's fixed income securities portfolio consists of publicly traded corporate bonds, U.S. government bonds, mortgage-backed securities and municipal bonds. The Company generally holds its fixed income securities to maturity, but has classified all of these securities as available for sale to allow maximum flexibility in portfolio management. At December 31, 2000, unrealized net capital gains on the fixed income securities portfolio totaled $4.3 million compared to unrealized net capital losses of $1.2 million at December 31, 1999. The change in the unrealized position is primarily attributable to a decrease in interest rates. In addition, the capital contribution of $49.6 million in December 1999 from ALIC was invested in the fixed income securities portfolio in 2000.

     At December 31, 2000, substantially all of the Company's fixed income securities portfolio was rated investment grade, which is defined by the Company as a security having a National Association of Insurance Commissioners ("NAIC") rating of 1 or 2, a Moody's rating of Aaa, Aa, A or Baa, or a comparable Company internal rating. The quality mix of the Company's fixed income securities portfolio at December 31, 2000 is presented in the following table.

($ in thousands)

   NAIC
  RATINGS     MOODY'S EQUIVALENT DESCRIPTION     FAIR VALUE     PERCENT TO TOTAL
  -------     ------------------------------     ----------     ----------------
     1        Aaa/Aa/A                           $  118,698          82.4%
     2        Baa                                    24,805          17.2
     5        Caa and lower                             624           0.4
                                                 ----------         -----
                                                 $  144,127         100.0%
                                                 ==========         =====

     At December 31, 2000 and 1999, $43.7 million and $18.6 million, respectively, of the fixed income securities portfolio was invested in mortgage-backed securities ("MBS"). The MBS portfolio consists primarily of securities which were issued by or have underlying collateral that is guaranteed by U.S. government agencies or sponsored entities, thus minimizing credit risk.

     The MBS portfolio is subject to interest rate risk since the price volatility and ultimate realized yield are affected by the rate of repayment of the underlying mortgages. The Company attempts to limit interest rate risk on these securities by investing a portion of the portfolio in securities that provide prepayment protection. At December 31, 2000, over 16.1% of the MBS portfolio was invested in planned amortization class bonds.

     The Company closely monitors its fixed income securities portfolio for declines in value that are other than temporary. Securities are placed on non-accrual status when they are in default or when the receipt of interest payments is in doubt.

SHORT-TERM INVESTMENTS

     The Company's short-term investment portfolio was $3.1 million and $53.1 million at December 31, 2000 and 1999, respectively. The significant decrease is primarily due to a $49.6 million capital contribution from ALIC in December 1999, which was subsequently invested in the fixed income securities portfolio in 2000. The Company invests available cash balances primarily in taxable short-term securities having a final maturity date or redemption date of one year or less.

CONTRACTHOLDER FUNDS AND REINSURANCE RECOVERABLE FROM ALIC

     During 2000, contractholder funds and amounts recoverable from ALIC under the reinsurance agreement increased $553.5 million and $558.8 million, respectively. The increases resulted primarily from sales of the Company's fixed rate annuity contracts partially offset by fixed annuity surrenders and withdrawals. Reinsurance recoverable from ALIC relates to contract benefit obligations ceded to ALIC.

SEPARATE ACCOUNTS

     Separate Accounts assets and liabilities increased 12.9% to $1.74 billion in 2000. The increases were primarily attributable to increased sales of variable annuity contracts and transfers from the fixed account, which were partially offset by unrealized losses in the Separate Accounts investment portfolios and by surrenders and withdrawals.

MARKET RISK

     Market risk is the risk that the Company will incur losses due to adverse changes in equity prices or interest rates. The Company's primary market risk exposure is to changes in interest rates, although the Company also has certain exposures to changes in equity prices.

CORPORATE OVERSIGHT

     The Company, administers and oversees investment risk management processes primarily through its Board of Directors and the Credit and Risk Management Committee ("CRMC"). The Board of Directors provide executive oversight of investment activities. The CRMC is a senior management committee consisting of the Chief Investment Officer, the Investment Risk Manager, and other investment officers who are responsible for the day-to-day management of investment risk. The CRMC meets at least monthly to provide detailed oversight of investment risk, including market risk.

     The Company has investment guidelines that define the overall framework for managing market and other investment risks, including the accountabilities and controls over these activities. In addition, the Company has specific Board of Directors-approved investment policies that delineate the investment limits and strategies that are appropriate given the liquidity, surplus, product and regulatory requirements.

     The day-to-day management of market risk within defined tolerance ranges occurs as portfolio managers buy and sell within their respective markets based upon the acceptable boundaries established by the investment guidelines and investment policies. The Company has implemented a comprehensive daily measurement process, administered by the Investment Risk Manager, for monitoring compliance to limits established by these governance documents.

INTEREST RATE RISK

     Interest rate risk is the risk that the Company will incur economic losses due to adverse changes in interest rates, as the Company invests substantial funds in interest-sensitive assets. One of the measures used to quantify this exposure is duration. Duration measures the sensitivity of the fair value of assets to changes in interest rates. For example, if interest rates increase 1%, the fair value of an asset with a duration of 5 is expected to decrease in value by approximately 5%. At December 31, 2000, the Company's asset duration was approximately 4.2 versus 4.9 at December 31, 1999.

     To calculate duration, the reinsurer projects asset cash flows, and discounts them to a net present value basis using a risk-free market rate adjusted for credit quality, sector attributes, liquidity and other specific risks. Duration is calculated by revaluing these cash flows at an alternative level of interest rates, and determining the percentage change in fair value from the base case. The projections include assumptions (based upon historical market experience and Company specific experience) reflecting the impact of changing interest rates on the prepayment and/or option features of instruments, where applicable. Such assumptions relate primarily to mortgage-backed securities, collateralized mortgage obligations, and municipal and corporate obligations.

     Based upon the information and assumptions the Company uses in its duration calculation and interest rates in effect at December 31, 2000, management estimates that a 100 basis point immediate, parallel increase in interest rates ("rate shock") would decrease the net fair value of its assets identified above by approximately $6.0 million, versus $4.5 million at December 31, 1999. The selection of a 100 basis point immediate parallel increase in interest rates should not be construed as a prediction by the Company's management of future market events, but only as an illustration of the potential impact of such an event.

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

EQUITY PRICE RISK

     Equity price risk is the risk that the Company will incur economic losses due to adverse changes in a particular stock, stock fund or stock index. At December 31, 2000 the Company had Separate Accounts assets totaling $1.74 billion. This is an increase over the $1.54 billion of Separate Accounts assets at December 31, 1999. The Company earns mortality and expense fees as a percentage of the account value in the Separate Accounts. In the event of an immediate decline of 10% in the account values due to equity market declines, the Company would earn approximately $2.2 million less in annualized fee income which would be ceded to ALIC. This is an increase over the $1.8 million amount determined at December 31, 1999. The contractholder of a variable annuity product may elect to purchase a minimum death benefit guarantee or a minimum income benefit guarantee, generally at the time of purchase. Both guarantees may subject the Company to additional equity price risk, as the beneficiary or contractholder may receive their benefit for an amount greater than the fund balance under contractually defined circumstances and terms. The Company recorded actuarially determined reserves as of December 31, 2000 for these exposures and has ceded them to ALIC. The Company expects growth in its variable annuity products in the future, stemming from both new sales as well as market value appreciation, which will increase its exposure to equity price risk.

CAPITAL RESOURCES AND LIQUIDITY

CAPITAL RESOURCES

     Under the terms of reinsurance agreements, substantially all premiums and deposits, excluding those relating to Separate Accounts, are transferred to ALIC, which maintains the investment portfolios supporting the Company's products. Substantially all payments of policyholder claims, benefits, contract maturities, contract surrenders and withdrawals and certain operating costs are also reimbursed by ALIC, under the terms of the reinsurance agreements. The Company continues to have primary liability as a direct insurer for risks reinsured. The Company's ability to meet liquidity demands is dependent on ALIC's ability to meet those demands. ALIC's claims-paying ability was rated Aa2, AA+ and A+ by Moody's, Standard and Poor's and A.M. Best, respectively, at December 31, 2000.

     The primary sources for the remainder of the Company's funds are collection of principal and interest from the investment portfolio and capital contributions from ALIC. The primary uses for the remainder of the Company's funds are to purchase investments and pay costs associated with the maintenance of the Company's investment portfolio.

FINANCIAL RATINGS AND STRENGTH

     At December 31, 2000, the Moody's, Standard and Poor's and A.M. Best claims-paying ratings for the Company were Aa2, AA+ and A+, respectively. Additionally, A.M. Best affirmed its 12/31/00 rating in the first quarter of 2001.

LIQUIDITY

     The NAIC has a standard for assessing the solvency of insurance companies, which is referred to as risk-based capital ("RBC"). The requirement consists of a formula for determining each insurer's RBC and a model law specifying regulatory actions if an insurer's RBC falls below specified levels. The RBC formula for life insurance companies establishes capital requirements relating to insurance, business, asset and interest rate risks. At December 31, 2000, RBC for the Company was significantly above a level that would require regulatory action.

OTHER DEVELOPMENTS

     The NAIC's codification initiative has produced a comprehensive guide of statutory accounting principles, which the Company will implement effective January 2001. The Company's state of domicile, Arizona, has passed legislation revising various statutory accounting requirements to conform to codification. These requirements will not have a material impact on the statutory surplus of the Company.

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

- Changes in market interest rates can have adverse effects on the Company's investment portfolio and investment income. Increases in market interest rates have an adverse impact on the value of the investment portfolio by decreasing unrealized capital gains on fixed income securities. In addition, increases in market interest rates as compared to rates offered on some of the Company's products could make those products less attractive and lead to lower sales and/or increase the level of surrenders on these products. Declining market interest rates could have an adverse impact on the Company's investment income as the Company invests proceeds from positive cash flows from operations and reinvests proceeds from maturing and called investments into new investments that could be yielding less than the portfolio's average rate.

- The impact of decreasing Separate Accounts balances as a result of fluctuating market conditions could cause contract charges ceded by the Company to decrease.

- In order to manage interest rate risk, from time to time the effective duration of the assets and liabilities of the investment portfolio is adjusted. Those adjustments may have an impact on the value of the investment portfolio and on investment income.

- State insurance regulatory authorities require insurance companies to maintain specified levels of statutory capital and surplus. In addition, competitive pressures require the Company to maintain financial strength or claims-paying ability ratings. These restrictions affect the Company's ability to use its capital.

- The Company distributes some of its products under agreements with other members of the financial services industry that are not affiliated with the Company. Termination of one or more of these agreements due to changes in control or other factors of any of these entities could have a detrimental effect on the segment's sales. This risk may be exacerbated by the enactment of the Gramm-Leach-Bliley Act of 1999, which eliminates many federal and state law barriers to affiliations among banks, securities firms, insurers and other financial service providers.

- A number of enacted and pending legislative measures could lead to increased consolidation and increased competition for business and for capital in the financial services industry.

     - At the federal level, these measures include the recently enacted Gramm-Leach-Bliley Act of 1999, which eliminates may federal and state law barriers to affiliations among banks, securities firms, insurers and other financials service providers.

     - At the state level, these measures include legislation to permit mutual insurance companies to covert to a hybrid structure known as a mutual holding company, thereby allowing insurance companies owned by their policyholders to become stock insurance companies owned (through one or more intermediate holding companies) more than 50% by their policyholders and potentially up to 49% by stockholders. Also several large mutual life insurers have used or are expected to use existing state laws and regulations governing the conversion of mutual insurance companies into stock insurance companies (demutualization).

     - In addition, state insurance regulators are reexamining the regulatory framework that currently governs the United States insurance business. They are engaged in an effort to determine the proper role of the state insurance regulation in the United States financial services industry following the enactment of the Graham-Leach-Bliley Act. The Company cannot predict whether any state or federal measures will be adopted to change the nature or scope of the regulation of the insurance business or what effect any such measures would have on the Company.

- Deferred annuities and interest-sensitive life insurance products receive favorable policyholder taxation under current tax laws and regulations. Any legislative or regulatory changes that adversely alter this treatment are likely to negatively affect the demand for these products. Additionally, the demand for life insurance products which are used to address a customer's estate planning needs may be impacted to the extent any legislative changes to the current estate tax laws occur.

- Financial strength ratings have become an increasingly important factor in establishing the competitive position of insurance companies and, generally, may be expected to have an effect on an insurance company's sales. On an ongoing basis, rating agencies review the financial performance and condition of insurers. A downgrade, while not expected, could have a material adverse effect on the Company's business, financial condition and results of operations.

- Additional risk factors regarding market risk are incorporated by reference to the discussion of "Market Risk" beginning on page 5.

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

                                         PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports On Form 8-K

         (a) Documents Filed as Part of This Report

         1. Financial Statements.  The Registrants financial statements, for the
year  ended  December  31,  2000,   together  with  the  Report  of  Independent
Accountants are set forth on pages F-1 to F-17  of this report.

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

         (b) Reports On Form 8-K

No reports on Form 8-K were filed for the quarter ended December 31, 2000.

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

                       GLENBROOK LIFE AND ANNUITY COMPANY

                           By: /s/ THOMAS J. WILSON, II
                              -------------------------
                              Thomas J. Wilson, II
                              President, Chief Operating Officer and Director (Principal Executive Officer)

                           Date:   March 26, 2001
                                  --------------------

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By:   /s/THOMAS J. WILSON, II             President, Chief Operating Officer,
     -----------------------              and Director
     Thomas J. Wilson, II                (Principal Executive Officer)

Date: March 26, 2001
     ---------------

By:   /s/MICHAEL J. VELOTTA               Vice President, Secretary,
     ----------------------               General Counsel, and Director
     Michael J. Velotta

Date: March 26, 2001
     ---------------


By:   /s/STEVEN C. VERNEY                 Director and Vice President
     --------------------                 (Principal Financial Officer)
     Steven C. Verney

Date: March 26, 2001
     ---------------


By:   /s/SAMUEL H. PILCH                  Controller
     ------------------                   (Principal Accounting Officer)
     Samuel H. Pilch

Date: March 26, 2001
     ---------------


By:   /s/MARLA G. FRIEDMAN                Vice President and Director
    ----------------------
    Marla G. Friedman

Date: March 26, 2001
     ---------------

By:   /s/MARGARET G. DYER                 Director
    -------------------
    Margaret G. Dyer

Date: March 26, 2001
     ---------------

By:   /s/JOHN C. LOUNDS                   Director
    -------------------
    John C. Lounds

Date: March 26, 2001
     ---------------

By:   /s/J. KEVIN MCCARTHY                Director
    --------------------
    J. Kevin McCarthy

Date: March 26, 2001
     -----------------

                          Financial Statements

                               INDEX


                                                                            PAGE

Independent Auditors' Report................................................F-1

Financial Statements:


       Statements of Operations and Comprehensive Income for the Years Ended
          December 31, 2000, 1999 and 1998..................................F-2

       Statements of Financial Position
          December 31, 2000 and 1999........................................F-3

       Statements of Shareholder's Equity for the Years Ended
          December 31, 2000, 1999 and 1998..................................F-4

       Statements of Cash Flows for the Years Ended
          December 31, 2000, 1999 and 1998..................................F-5

       Notes to Financial Statements........................................F-6

       Schedule IV - Reinsurance for the Years Ended
          December 31, 2000, 1999 and 1998..................................F-17

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholder of
Glenbrook Life and Annuity Company:
--------------------------------------------------------------------------------

We have audited the accompanying Statements of Financial Position of Glenbrook Life and Annuity Company (the "Company", an affiliate of The Allstate Corporation) as of December 31, 2000 and 1999, and the related Statements of Operations and Comprehensive Income, Shareholder's Equity and Cash Flows for each of the three years in the period ended December 31, 2000. Our audits also included Schedule IV--Reinsurance. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, Schedule IV--Reinsurance, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Chicago, Illinois
February 23, 2001

                       GLENBROOK LIFE AND ANNUITY COMPANY
               STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
                                                                     ($ IN THOUSANDS)
REVENUES
  Net investment income.....................................  $10,808    $ 6,579     $6,231
  Realized capital gains and losses.........................      419        312         (5)
                                                              -------    -------     ------
INCOME FROM OPERATIONS BEFORE INCOME TAX EXPENSE............   11,227      6,891      6,226
INCOME TAX EXPENSE..........................................    3,925      2,382      2,182
                                                              -------    -------     ------
NET INCOME..................................................    7,302      4,509      4,044
                                                              -------    -------     ------
OTHER COMPREHENSIVE INCOME (LOSS), AFTER-TAX
  Change in unrealized net capital gains and losses.........    3,603     (5,286)     1,315
                                                              -------    -------     ------
COMPREHENSIVE INCOME (LOSS).................................  $10,905    $  (777)    $5,359
                                                              =======    =======     ======

                       See notes to financial statements.

                       GLENBROOK LIFE AND ANNUITY COMPANY
                        STATEMENTS OF FINANCIAL POSITION

                                                                     DECEMBER 31,
                                                              ---------------------------
                                                                  2000           1999
                                                              ------------   ------------
                                                              ($ IN THOUSANDS, EXCEPT PAR
                                                                      VALUE DATA)
ASSETS
Investments
  Fixed income securities, at fair value (amortized cost
   $139,819 and $94,173)....................................   $  144,127     $   92,937
  Short-term................................................        3,085         53,063
                                                               ----------     ----------
  Total investments.........................................      147,212        146,000
Cash........................................................       13,500              9
Reinsurance recoverable from Allstate Life Insurance
  Company, net..............................................    4,702,940      4,144,165
Deferred income taxes.......................................           --            293
Other assets................................................        3,391          2,706
Separate Accounts...........................................    1,740,328      1,541,756
                                                               ----------     ----------
      TOTAL ASSETS..........................................   $6,607,371     $5,834,929
                                                               ==========     ==========
LIABILITIES
Reserve for life-contingent contract benefits...............   $    6,094     $      800
Contractholder funds........................................    4,696,846      4,143,365
Current income taxes payable................................        3,729          2,360
Deferred income taxes.......................................        1,842             --
Payable to affiliates, net..................................        5,101          4,122
Separate Accounts...........................................    1,740,328      1,541,756
                                                               ----------     ----------
      TOTAL LIABILITIES.....................................    6,453,940      5,692,403
                                                               ----------     ----------
COMMITMENTS AND CONTINGENT LIABILITIES (NOTE 7)

SHAREHOLDER'S EQUITY
Common stock, $500 par value, 10,000 shares authorized,
  5,000 shares issued and outstanding.......................        2,500          2,500
Additional capital paid-in..................................      119,241        119,241
Retained income.............................................       28,890         21,588
Accumulated other comprehensive income (loss):
  Unrealized net capital gains (losses).....................        2,800           (803)
                                                               ----------     ----------
      Total accumulated other comprehensive income (loss)...        2,800           (803)
                                                               ----------     ----------
      TOTAL SHAREHOLDER'S EQUITY............................      153,431        142,526
                                                               ----------     ----------
      TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY............   $6,607,371     $5,834,929
                                                               ==========     ==========

                       See notes to financial statements.

                       GLENBROOK LIFE AND ANNUITY COMPANY
                       STATEMENTS OF SHAREHOLDER'S EQUITY

                                                                       DECEMBER 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
                                                                     ($ IN THOUSANDS)
COMMON STOCK
Balance, beginning of year..................................  $  2,500   $  2,100   $ 2,100
Issuance of new shares of stock.............................        --        400        --
                                                              --------   --------   -------
Balance, end of year........................................     2,500      2,500     2,100
                                                              --------   --------   -------
ADDITIONAL CAPITAL PAID-IN
Balance, beginning of year..................................  $119,241   $ 69,641   $69,641
Capital contribution........................................        --     49,600        --
                                                              --------   --------   -------
Balance, end of year........................................   119,241    119,241    69,641
                                                              --------   --------   -------
RETAINED INCOME
Balance, beginning of year..................................  $ 21,588   $ 17,079   $13,035
Net income..................................................     7,302      4,509     4,044
                                                              --------   --------   -------
Balance, end of year........................................    28,890     21,588    17,079
                                                              --------   --------   -------
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Balance, beginning of year..................................  $   (803)  $  4,483   $ 3,168
Change in unrealized net capital gains and losses...........     3,603     (5,286)    1,315
                                                              --------   --------   -------
Balance, end of year........................................     2,800       (803)    4,483
                                                              --------   --------   -------
    Total shareholder's equity..............................  $153,431   $142,526   $93,303
                                                              ========   ========   =======

                       See notes to financial statements.

                       GLENBROOK LIFE AND ANNUITY COMPANY
                            STATEMENTS OF CASH FLOWS

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
                                                                     ($ IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income..................................................  $  7,302   $  4,509   $  4,044
Adjustments to reconcile net income to net cash provided by
 operating activities
    Amortization and other non-cash items...................      (468)       (65)       (24)
    Realized capital gains and losses.......................      (419)      (312)         5
    Changes in:
      Income taxes payable..................................     1,563        235      1,590
      Other operating assets and liabilities................       254        264        915
                                                              --------   --------   --------
    Net cash provided by operating activities...............     8,232      4,631      6,530
                                                              --------   --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES
Fixed income securities
  Proceeds from sales.......................................    20,682      9,049      1,966
  Investment collections....................................     3,163      4,945      7,123
  Investment purchases......................................   (68,967)   (20,328)   (15,250)
Change in short-term investments, net.......................    50,381    (48,288)      (369)
                                                              --------   --------   --------
    Net cash provided by (used in) investing activities.....     5,259    (54,622)    (6,530)
                                                              --------   --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock......................        --        400         --
Capital contribution........................................        --     49,600         --
                                                              --------   --------   --------
    Net cash provided by financing activities...............        --     50,000         --
                                                              --------   --------   --------
NET INCREASE IN CASH........................................    13,491          9         --
CASH AT BEGINNING OF YEAR...................................         9         --         --
                                                              --------   --------   --------
CASH AT END OF YEAR.........................................  $ 13,500   $      9   $     --
                                                              ========   ========   ========

                       See notes to financial statements.

GLENBROOK LIFE AND ANNUITY COMPANY
NOTES TO FINANCIAL STATEMENTS
($ IN THOUSANDS)
-------------------------------------------------------------------

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

NATURE OF OPERATIONS
The Company markets investment and life insurance products through banks and securities firms. Investment products include deferred annuities and immediate annuities without life contingencies. Deferred annuities include fixed rate, market value adjusted, indexed and variable annuities. Life insurance consists of interest-sensitive life and variable life insurance. In 2000, substantially all of the Company's statutory premiums and deposits were from annuities.

Annuity contracts and life insurance policies issued by the Company are subject to discretionary surrender or withdrawal by customers, subject to applicable surrender charges. These policies and contracts are reinsured with ALIC (see
Note 3), which invests premiums and deposits to provide cash flows that will be used to fund future benefits and expenses.

The Company monitors economic and regulatory developments that have the potential to impact its business. Federal legislation has allowed for banks and other financial organizations to have greater participation in the securities and insurance businesses. This legislation presents an increased level of competition for sales of the Company's products. Furthermore, the market for deferred annuities and interest-sensitive life insurance is enhanced by the tax incentives available under current law. Any legislative changes which lessen these incentives are likely to negatively impact the demand for these products. The demand for life insurance products, that are used to address a customer's estate planning needs, may be impacted to the extent any legislative changes occur to the current estate tax laws.

Additionally, traditional demutualizations of mutual insurance companies and enacted and pending state legislation to permit mutual insurance companies to convert to a hybrid structure known as a mutual holding company could have a number of significant effects on the Company by: (1) increasing industry competition through consolidation caused by mergers and acquisitions related to the new corporate form of business; and (2) increasing competition in the capital markets.

Although the Company currently benefits from agreements with financial services entities who market and distribute its products, change in control or other factors of these non-affiliated entities with which the Company has alliances could negatively impact the Company's sales.

The Company is authorized to sell investment and life products in all states except New York, as well as in the District of Columbia. The top geographic locations for statutory premiums and deposits for the Company were California, Pennsylvania, Florida, New Jersey, Illinois, Texas and Michigan for the year ended December 31, 2000. No other jurisdiction accounted for more than 5% of statutory premiums and deposits. All premiums and deposits are ceded to ALIC under reinsurance agreements.

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

Investment income consists primarily of interest. Interest is recognized on an accrual basis. Interest income on mortgage-backed securities is determined on the effective yield method, based on the estimated principal repayments. Accrual of income is suspended for fixed income securities that are in default or when the receipt of interest payments is in doubt. Realized capital gains and losses are determined on a specific identification basis.

REINSURANCE RECOVERABLE
The Company has reinsurance agreements whereby all contract charges, credited interest, policy benefits and certain expenses are ceded to ALIC (see Note 3). Such amounts are reflected net of such reinsurance in the statements of operations and comprehensive income. Reinsurance recoverable and the related reserve for life-contingent contract benefits and contractholder funds are reported separately in the statements of financial position. The Company continues to have primary liability as the direct insurer for risks reinsured.

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

Variable annuity and variable life contracts are sold as Separate Accounts products. The assets supporting these products are legally segregated and available only to settle Separate Accounts contract obligations. Deposits received are reported as Separate Accounts liabilities. The Company's contract charge revenue for these contracts consists of charges assessed against the Separate Accounts fund balances for contract maintenance, administration, mortality, expense and surrenders.

All premiums, contract charges, contract benefits and interest credited are reinsured.

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

SEPARATE ACCOUNTS
The Company issues deferred variable annuities and variable life contracts, the assets and liabilities of which are legally segregated and recorded as assets and liabilities of the Separate Accounts. Absent any contract provision wherein the Company guarantees either a minimum return or account value upon death or annuitization, variable annuity and variable life contractholders bear the investment risk that the Separate Accounts' funds may not meet their stated investment objectives.

The assets of the Separate Accounts are carried at fair value. Separate Accounts liabilities represent the contractholders' claims to the related assets and are carried at the fair value of the assets. In the event that the asset value of certain contractholder accounts are projected to be below the value guaranteed by the Company, a liability is established through a charge to earnings. Investment income and realized capital gains and losses of the Separate Accounts accrue directly to the contractholders and therefore, are not included in the Company's statements of operations and comprehensive income. As described earlier, revenues to the Company from the Separate Accounts are recorded as contract charges.

RESERVE FOR LIFE-CONTINGENT CONTRACT BENEFITS
The reserve for life-contingent contract benefits, which relates to certain variable annuity contract guarantees, is computed on the basis of assumptions as to future investment yields, mortality, terminations and expenses. These assumptions include provisions for adverse deviation and generally vary by such characteristics as type of coverage, year of issue and policy duration. Detailed reserve assumptions and reserve interest rates are outlined in Note 6.

CONTRACTHOLDER FUNDS
Contractholder funds arise from the issuance of contracts that include an investment component, including interest-sensitive life policies and certain other investment contracts. Deposits received are recorded as interest-bearing liabilities. Contractholder funds are equal to deposits received and interest credited to the benefit of the contractholder less withdrawals, mortality charges, and administrative expenses. Detailed information on crediting rates and surrender and withdrawal protection on contractholder funds are outlined in
Note 6.

USE OF ESTIMATES
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

3.  RELATED PARTY TRANSACTIONS

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

The following table summarizes amounts that were ceded to ALIC under reinsurance agreements.

                                   Year Ended December 31,
                                  2000       1999       1998
                                --------   --------   --------
Contract charges                $ 37,965   $ 27,175   $ 19,009
Credited interest, policy
 benefits, and certain
 expenses                        331,220    253,945    218,008

BUSINESS OPERATIONS
The Company utilizes services performed by AIC and ALIC and business facilities owned or leased, and operated by AIC in conducting its business activities. The Company reimburses AIC and ALIC for the operating expenses incurred on behalf of the Company. The Company is charged for the cost of these operating expenses based on the level of services provided. Operating expenses, including compensation and retirement and other benefit programs, allocated to the Company were $48,553, $26,555 and $15,949 in 2000, 1999 and 1998, respectively. Of these costs, the Company retains investment related expenses. All other costs are ceded to ALIC under reinsurance agreements.

4.  INVESTMENTS
FAIR VALUES
The amortized cost, gross unrealized gains and losses, and fair value for fixed income securities are as follows:

                                           Gross
                                        Unrealized
                        Amortized   -------------------     Fair
 At December 31, 2000     Cost       Gains      Losses     Value
----------------------  ---------   --------   --------   --------
U.S. government and
  agencies              $ 13,210     $2,376    $    --    $ 15,586
Municipal                  1,656         24        (38)      1,642
Corporate                 82,269      2,092     (1,167)     83,194
Mortgage-backed
  securities              42,684      1,081        (60)     43,705
                        --------     ------    -------    --------
  Total fixed income
   securities           $139,819     $5,573    $(1,265)   $144,127
                        ========     ======    =======    ========
At December 31, 1999
U.S. government and
  agencies              $ 24,274     $1,260    $    --    $ 25,534
Municipal                  1,656         --       (112)      1,544
Corporate                 49,255          9     (2,022)     47,242
Mortgage-backed
  securities              18,988         96       (467)     18,617
                        --------     ------    -------    --------
  Total fixed income
   securities           $ 94,173     $1,365    $(2,601)   $ 92,937
                        ========     ======    =======    ========

SCHEDULED MATURITIES
The scheduled maturities for fixed income securities are as follows at December 31, 2000:

                                          Amortized     Fair
                                            Cost       Value
                                          ---------   --------
Due after one year through five years     $ 41,889    $ 42,368
Due after five years through ten years      43,676      44,318
Due after ten years                         11,570      13,736
                                          --------    --------
                                            97,135     100,422
Mortgage-backed securities                  42,684      43,705
                                          --------    --------
  Total                                   $139,819    $144,127
                                          ========    ========

Actual maturities may differ from those scheduled as a result of prepayments by the issuers.

NET INVESTMENT INCOME

      Year Ended December 31,          2000       1999       1998
      -----------------------        --------   --------   --------
Fixed income securities              $10,317     $6,458     $6,151
Short-term investments                   587        230        183
                                     -------     ------     ------
  Investment income, before expense   10,904      6,688      6,334
  Investment expense                      96        109        103
                                     -------     ------     ------
  Net investment income              $10,808     $6,579     $6,231
                                     =======     ======     ======

REALIZED CAPITAL GAINS AND LOSSES, AFTER TAX

        Year Ended December 31,             2000       1999       1998
        -----------------------           --------   --------   --------
Fixed income securities                    $ 419      $ 312       $(5)
                                           -----      -----       ---
  Realized capital gains and losses          419        312        (5)
  Income taxes                              (147)      (109)        2
                                           -----      -----       ---
  Realized capital gains and losses,
   after tax                               $ 272      $ 203       $(3)
                                           =====      =====       ===

Excluding calls and prepayments, gross gains of $807 and $370 were realized on sales of fixed income securities during 2000 and 1999, and gross losses of $388, $58 and $5 were realized on sales of fixed income securities during 2000, 1999 and 1998, respectively. There were no gross gains realized on sales of fixed income securities during 1998.

UNREALIZED NET CAPITAL GAINS
Unrealized net capital gains on fixed income securities included in shareholder's equity at December 31, 2000 are as follows:

                                                     Gross
                                                  Unrealized
                       Amortized     Fair     -------------------   Unrealized
                         Cost       Value      Gains      Losses    Net Gains
                       ---------   --------   --------   --------   ----------
Fixed income
 securities            $139,819    $144,127    $5,573    $(1,265)    $ 4,308
                       ========    ========    ======    =======
Deferred income taxes                                                 (1,508)
                                                                     -------
Unrealized net
 capital gains                                                       $ 2,800
                                                                     =======

CHANGE IN UNREALIZED NET CAPITAL GAINS AND LOSSES

      Year Ended December 31,          2000       1999       1998
      -----------------------        --------   --------   --------
Fixed income securities              $ 5,544    $(8,134)    $2,024
Deferred income taxes                 (1,941)     2,848       (709)
                                     -------    -------     ------
Increase (decrease) in unrealized
 net capital gains (losses)          $ 3,603    $(5,286)    $1,315
                                     =======    =======     ======

SECURITIES ON DEPOSIT
At December 31, 2000, fixed income securities with a carrying value of $11,044 were on deposit with regulatory authorities as required by law.

5.  FINANCIAL INSTRUMENTS
In the normal course of business, the Company invests in various financial assets and incurs various financial liabilities. The fair value estimates of financial instruments presented below are not necessarily indicative of the amounts the Company might pay or receive in actual market transactions. Potential taxes and other transaction costs have not been considered in estimating fair value. The disclosures that follow do not reflect the fair value of the Company as a whole since a number of the Company's significant assets (including reinsurance recoverable and deferred income taxes) and liabilities (including interest-sensitive life insurance reserves and deferred income taxes) are not considered financial instruments and are not carried at fair value. Other assets and liabilities considered financial instruments, such as accrued investment income and cash, are generally of a short-term nature. Their carrying values are deemed to approximate fair value.

FINANCIAL ASSETS
The carrying value and fair value of financial assets at December 31, are as follows:

                                2000                      1999
                       -----------------------   -----------------------
                        Carrying       Fair       Carrying       Fair
                         Value        Value        Value        Value
                       ----------   ----------   ----------   ----------
Fixed income
 securities            $  144,127   $  144,127   $   92,937   $   92,937
Short-term
 investments                3,085        3,085       53,063       53,063
Separate Accounts       1,740,328    1,740,328    1,541,756    1,541,756

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

FINANCIAL LIABILITIES
The carrying value and fair value of financial liabilities at December 31, are as follows:

                                2000                      1999
                       -----------------------   -----------------------
                        Carrying       Fair       Carrying       Fair
                         Value        Value        Value        Value
                       ----------   ----------   ----------   ----------
Contractholder funds
 on investment
 contracts             $4,694,695   $4,467,866   $4,156,964   $3,924,117
Separate Accounts       1,740,328    1,740,328    1,541,756    1,541,756

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

6. RESERVE FOR LIFE-CONTINGENT CONTRACT BENEFITS AND CONTRACTHOLDER FUNDS Reserves for life-contingent contract benefits represent death-benefit guarantees which exist on variable annuity products. The reserves are calculated assuming the expected payout in any year approximates the average payout over time.

At December 31, Contractholder funds consists of the following:


                                           2000         1999
                                        ----------   ----------
Interest-sensitive life                 $   27,997   $    9,503
Fixed annuities:
  Immediate annuities                       20,577       17,856
  Deferred annuities                     4,648,272    4,116,006
                                        ----------   ----------
  Total Contractholder funds            $4,696,846   $4,143,365
                                        ==========   ==========


Contractholder funds are equal to deposits received and interest credited to the benefit of the contractholder less withdrawals, mortality charges and administrative expenses. Interest rates credited range from 4.2% to 7.1% for interest-sensitive life contracts; 3.5% to 7.3% for immediate annuities and 0.0% to 12.0% for deferred annuities. Withdrawal and surrender charge protection includes: i) for interest-sensitive life, either a percentage of account balance or dollar amount grading off generally over 20 years; and, ii) for deferred annuities not subject to a market value adjustment, either a declining or a level percentage charge generally over nine years or less. Approximately 2% of deferred annuities are subject to a market value adjustment.

7.  COMMITMENTS AND CONTINGENT LIABILITIES

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

GUARANTY FUNDS
Under state insurance guaranty fund laws, insurers doing business in a state can be assessed, up to prescribed limits, for certain obligations of insolvent insurance companies to policyholders and claimants. The Company's expenses related to these funds are immaterial and are ceded to ALIC under reinsurance agreements.

MARKETING AND COMPLIANCE ISSUES
Companies operating in the insurance and financial services markets have come under the scrutiny of regulators with respect to market conduct and compliance issues. Under certain circumstances, companies have been held responsible for providing incomplete or misleading sales materials and for replacing existing policies with policies that were less advantageous to the policyholder. The Company monitors its sales materials and enforces compliance procedures to mitigate exposure to potential litigation. The Company is a member of the Insurance Marketplace Standards Association, an organization which advocates ethical market conduct.

8.  INCOME TAXES
For 1996, the Company filed a separate federal income tax return. Beginning in 1997, the Company joined the Corporation and its other eligible domestic subsidiaries (the "Allstate Group") in the filing of a consolidated federal income tax return and is party to a federal income tax allocation agreement (the "Allstate Tax Sharing Agreement"). Under the Allstate Tax Sharing Agreement, the Company pays to or receives from the Corporation the amount, if any, by which the Allstate Group's federal income tax liability is affected by virtue of inclusion of the Company in the consolidated federal income tax return. The Company has also entered into a supplemental tax sharing agreement with respect to reinsurance ceded to ALIC to allocate the tax benefits and detriments related to such reinsurance. Effectively, these agreements result in the Company's annual income tax provision being computed as if the Company filed a separate return, adjusted for the reinsurance ceded to ALIC.

Prior to June 30, 1995, the Corporation was a subsidiary of Sears Roebuck & Co. ("Sears") and , with its eligible domestic subsidiaries, was included in the Sears consolidated federal income tax return and federal income tax allocation agreement. Effective June 30, 1995, the Corporation and Sears entered into a new tax sharing agreement, which governs their respective rights and obligations with respect to federal income taxes for all periods during which the Corporation was a subsidiary of Sears, including the treatment of audits of tax returns for such periods.

The Internal Revenue Service ("IRS") has completed its review of the Allstate Group's federal income tax returns through the 1993 tax year. Any adjustment that may result from IRS examinations of tax returns are not expected to have a material impact on the financial position, liquidity or results of operations of the Company.

The components of the deferred income tax assets and liabilities at December 31, are as follows:

                                                 2000       1999
                                               --------   --------
Deferred assets
Unrealized net capital losses                  $    --     $ 433
                                               -------     -----
  Total deferred assets                             --       433

Deferred liabilities
Unrealized net capital gains                    (1,508)       --
Difference in tax bases of investments            (334)     (140)
                                               -------     -----
  Total deferred liabilities                    (1,842)     (140)
                                               -------     -----
  Net deferred (liability) asset               $(1,842)    $ 293
                                               =======     =====

Although realization is not assured, management believes it is more likely than not that the deferred tax asset will be realized based on the assumptions that certain levels of income will be achieved.

The components of income tax expense for the year ended December 31, are as follows:

                                        2000       1999       1998
                                      --------   --------   --------
Current                                $3,730     $2,326     $2,164
Deferred                                  195         56         18
                                       ------     ------     ------
  Total income tax expense             $3,925     $2,382     $2,182
                                       ======     ======     ======

The Company paid income taxes of $2,361, $2,148 and $592 in 2000, 1999 and 1998, respectively.

A reconciliation of the statutory federal income tax rate to the effective income tax rate on income from operations for the year ended December 31, is as follows:

                                         2000       1999       1998
                                       --------   --------   --------
Statutory federal income tax rate       35.0%      35.0%      35.0%
Other                                     --       (0.4)        --
                                        ----       ----       ----
Effective income tax rate               35.0%      34.6%      35.0%
                                        ====       ====       ====

9.  STATUTORY FINANCIAL INFORMATION
The Company's statutory capital and surplus was $147,081 and $141,362 at December 31, 2000 and 1999, respectively. The Company's statutory net income was $6,597, $4,179 and $4,698 for the years ended December 31, 2000, 1999 and 1998, respectively.

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

The NAIC has approved a January 1, 2001 implementation date for newly developed statutory accounting principles ("codification"). The Company's state of domicile, Arizona, has passed legislation revising various statutory accounting requirements to conform to codification. These requirements will not have a material impact on the statutory surplus of the Company. The NAIC has installed a formal maintenance process to develop and propose new guidance, as well as on-going clarification and interpretation of issues. The impact of any future changes will be recorded as they are approved by the NAIC.

DIVIDENDS
The ability of the Company to pay dividends is dependent on business conditions, income, cash requirements of the Company and other relevant factors. The payment of shareholder dividends by the Company without the prior approval of the state insurance regulator is limited to formula amounts based on net income and capital and surplus, determined in accordance with statutory accounting practices, as well as the timing and amount of dividends paid in the preceding twelve months. The maximum amount of dividends that the Company can distribute during 2001 without prior approval of the Arizona Department of Insurance is $6,597.

RISK-BASED CAPITAL

The NAIC has a standard for assessing the solvency of insurance companies, which is referred to as risk-based capital ("RBC"). The standard is based on a formula for determining each insurer's RBC and a model law specifying regulatory actions if an insurer's RBC falls below specified levels. The RBC formula for life insurance companies establishes capital requirements relating to insurance, business, asset and interest rate risks. At December 31, 2000, RBC for the Company was significantly above levels that would require regulatory action.

10.  OTHER COMPREHENSIVE INCOME
The components of other comprehensive income on a pretax and after-tax basis for the year ended December 31, are as follows:

                                           2000                              1999                              1998
                              -------------------------------   -------------------------------   -------------------------------
                               PRETAX      TAX      AFTER-TAX    PRETAX      TAX      AFTER-TAX    PRETAX      TAX      AFTER-TAX
                              --------   --------   ---------   --------   --------   ---------   --------   --------   ---------
Unrealized capital gains and
  losses:
----------------------------
Unrealized holding gains
  (losses) arising during
  the period                   $5,752    $(2,014)    $3,738     $(7,822)    $2,739     $(5,083)    $2,019     $(707)     $1,312
Less: reclassification
  adjustments                     208        (73)       135         312       (109)        203         (5)        2          (3)
                               ------    -------     ------     -------     ------     -------     ------     -----      ------
Unrealized net capital gains
  (losses)                      5,544     (1,941)     3,603      (8,134)     2,848      (5,286)     2,024      (709)      1,315
                               ------    -------     ------     -------     ------     -------     ------     -----      ------
Other comprehensive income
  (loss)                       $5,544    $(1,941)    $3,603     $(8,134)    $2,848     $(5,286)    $2,024     $(709)     $1,315
                               ======    =======     ======     =======     ======     =======     ======     =====      ======

                       GLENBROOK LIFE AND ANNUITY COMPANY
                            SCHEDULE IV--REINSURANCE
                                ($ IN THOUSANDS)

                                                               GROSS                  NET
                                                               AMOUNT     CEDED      AMOUNT
                                                              --------   --------   --------
YEAR ENDED DECEMBER 31, 2000
Life insurance in force.....................................  $65,852    $65,852    $    --
                                                              =======    =======    =======
Premiums and contract charges:
  Life and annuities........................................  $37,965    $37,965    $    --
                                                              =======    =======    =======

                                                               GROSS                  NET
                                                               AMOUNT     CEDED      AMOUNT
                                                              --------   --------   --------
YEAR ENDED DECEMBER 31, 1999
Life insurance in force.....................................  $23,586    $23,586    $    --
                                                              =======    =======    =======
Premiums and contract charges:
  Life and annuities........................................  $27,175    $27,175    $    --
                                                              =======    =======    =======

                                                               GROSS                  NET
                                                               AMOUNT     CEDED      AMOUNT
                                                              --------   --------   --------
YEAR ENDED DECEMBER 31, 1998
Life insurance in force.....................................  $12,056    $12,056    $    --
                                                              =======    =======    =======
Premiums and contract charges:
  Life and annuities........................................  $19,009    $19,009    $    --
                                                              =======    =======    =======