Form 10-Q
period 2001-03-31
GLENBROOK LIFE & ANNUITY CO
filed 2001-05-15
CIK 945094

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


The registrant meets the conditions set forth in General Instruction H(1)(a) and
(b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

          [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 2001

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


     Indicate the number of shares of each of the issuer's classes of common stock, as of March 31, 2001; there were 5,000 shares of common capital stock outstanding, par value $500 per share all of which shares are held by Allstate Life Insurance Company.

                         PART I - FINANCIAL INFORMATION


Item  1.   FINANCIAL STATEMENTS

            Statements of Operations
            Three Months Ended March 31, 2001 and
            March 31, 2000 (Unaudited)....................................... 3

            Statements of Financial Position
            March 31, 2001(Unaudited) and December 31, 2000.................. 4

            Statements of Cash Flows
            Three Months Ended March 31, 2001 and
                  March 31, 2000 (Unaudited)................................. 5

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

SIGNATURE PAGE ..............................................................16





*Omitted pursuant to General Instruction H(2) of Form 10-Q.

                       GLENBROOK LIFE AND ANNUITY COMPANY
                            STATEMENTS OF OPERATIONS



                                                                            Three Months Ended
                                                                                  March 31,
                                                                   ------------------------------------------
(in thousands)                                                          2001                    2000
                                                                   ------------------     -------------------
                                                                                 (Unaudited)
Revenues
Net investment income                                              $          2,737        $          2,555
Realized capital gains and losses                                               (46)                     66
Administration fees                                                              29                       -
                                                                   ----------------        ----------------
                                                                              2,720                   2,621

Costs and expenses
Administration expenses                                                          21                       -
                                                                   ----------------        ----------------

Income from operations
    before income tax expense                                                 2,699                   2,621
Income tax expense                                                              943                     916
                                                                   ----------------        ----------------

Net income                                                         $          1,756        $          1,705
                                                                   ================        ================









                       See notes to financial statements.



                       GLENBROOK LIFE AND ANNUITY COMPANY
                        STATEMENTS OF FINANCIAL POSITION

                                                                     March 31,           December 31,
                                                                        2001                 2000
                                                                 -------------------  -------------------
(in thousands, except par value data)                               (Unaudited)
Assets
Investments
   Fixed income securities, at fair value
      (amortized cost $142,790 and $139,819 )                     $         149,243    $         144,127
   Short-term                                                                13,034                3,085
                                                                  -----------------    -----------------
         Total investments                                                  162,277              147,212

Cash                                                                          2,676               13,500
Reinsurance recoverable from
   Allstate Life Insurance Company, net                                   4,905,110            4,702,940
Other assets                                                                  6,094                3,391
Separate Accounts                                                         1,520,276            1,740,328
                                                                  -----------------    -----------------
         Total assets                                             $       6,596,433    $       6,607,371
                                                                  =================    =================

Liabilities
Reserve for life-contingent contract benefits                     $           6,402    $           6,094
Contractholder funds                                                      4,898,708            4,696,846
Current income taxes payable                                                  4,670                3,729
Deferred income taxes                                                         2,595                1,842
Payable to affiliates, net                                                    7,201                5,101
Separate Accounts                                                         1,520,276            1,740,328
                                                                  -----------------    -----------------
         Total liabilities                                                6,439,852            6,453,940
                                                                  -----------------    -----------------

Commitments and Contingent Liabilities (Note 4)

Shareholder's equity
Common stock, $500 par value, 10,000 shares
    authorized, 5,000 issued and outstanding                                  2,500                2,500
Additional capital paid-in                                                  119,241              119,241
Retained income                                                              30,646               28,890

Accumulated other comprehensive income:
    Unrealized net capital gains                                              4,194                2,800
                                                                   ----------------     ----------------
         Total accumulated other comprehensive
             income                                                           4,194                2,800
                                                                   ----------------     ----------------
         Total shareholder's equity                                         156,581              153,431
                                                                   ----------------     ----------------
         Total liabilities and shareholder's equity                $      6,596,433     $      6,607,371
                                                                   ================     ================


                       See notes to financial statements.

                       GLENBROOK LIFE AND ANNUITY COMPANY
                            STATEMENTS OF CASH FLOWS


                                                                            Three Months Ended
                                                                                  March 31,
                                                                  ------------------------------------------
(in thousands)                                                          2001                    2000
                                                                  ------------------     -------------------
                                                                                 (Unaudited)
Cash flows from operating activities
Net income                                                        $           1,756      $            1,705
Adjustments to reconcile net income to net cash
    provided by operating activities
         Amortization and other non-cash items                                  (24)                   (317)
         Realized capital gains and losses                                       46                     (66)
         Changes in:
              Income taxes payable                                              944                     916
              Other operating assets and liabilities                           (613)                   (993)
                                                                  -----------------      ------------------
              Net cash provided by operating activities                       2,109                   1,245
                                                                  -----------------      ------------------

Cash flows from investing activities
Fixed income securities
       Proceeds from sales                                                    1,251                   2,178
       Investment collections                                                 1,283                     408
       Investment purchases                                                  (5,518)                (54,044)
Change in short-term investments, net                                        (9,949)                 50,214
                                                                  -----------------       -----------------
              Net cash used in investing activities                         (12,933)                 (1,244)
                                                                  -----------------       -----------------


Net (decrease) increase in cash                                             (10,824)                      1
Cash at beginning of period                                                  13,500                       9
                                                                  -----------------       -----------------
Cash at end of period                                             $           2,676       $              10
                                                                  =================       =================










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

          The financial statements and notes as of March 31, 2001 and for the three month periods ended March 31, 2001 and 2000 are unaudited. The interim financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. These financial statements and notes should be read in conjunction with the financial statements and notes thereto included in the Glenbrook Life and Annuity Company Annual Report on Form 10-K for 2000. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.


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

          The following table summarizes amounts ceded to ALIC under reinsurance agreements.

                                                                                        Three months ended
                                                                                            March 31,
                                                                              ---------------------------------------
       (in thousands)                                                               2001                  2000
                                                                              ------------------    -----------------
       Contract charges                                                           $  8,615             $  8,874
       Credited interest, policy benefits and certain expenses                      92,003               83,572


                      GLENBROOK LIFE AND ANNUITY COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


3.   Comprehensive Income

          The components of other comprehensive income on a pretax and after-tax basis are as follows:

                                                                 Three months ended March 31,
                                               ---------------------------------------------------------------------------

       (in thousands)                                        2001                                    2000
                                               ----------------------------------     ------------------------------------
                                                                           After-                               After-
                                                  Pretax        Tax          tax        Pretax        Tax         tax
       Unrealized capital gains and losses:
       Unrealized holding gains
            arising during the period          $     2,099   $    (735)  $    1,364   $       661  $   (232)    $     429
       Less:  reclassification
            adjustments                                (46)         16          (30)            -         -             -
                                               -----------   ---------   ----------   -----------  --------     ---------
       Unrealized net capital gains                  2,145        (751)       1,394           661      (232)          429
                                               -----------   ---------   ----------   -----------  --------     ---------
       Other comprehensive income              $     2,145   $    (751)       1,394   $       661  $   (232)          429
                                               ===========   =========                ===========  ========

       Net income                                                             1,756                                 1,705
                                                                         ----------                             ---------

       Comprehensive income                                              $    3,150                             $   2,134
                                                                         ==========                             =========


4.   Regulation and Legal Proceedings

          The Company's business is subject to the effects of a changing social, economic and regulatory environment. Recent state and federal regulatory initiatives have varied, and have included employee benefit regulations, removal of barriers preventing banks from engaging in the securities and insurance business, tax law changes affecting the taxation of insurance companies, the tax treatment of insurance products and its impact on the relative desirability of various personal investment vehicles, proposed legislation to prohibit the use of gender in determining insurance rates and benefits and the overall expansion of regulation. The ultimate changes and eventual effects, if any, of these initiatives are uncertain.

          In the normal course of its business, the Company is involved from time to time in pending and threatened litigation and regulatory actions in which claims for monetary damages are asserted. Regulatory actions include, but are not limited to, market conduct and compliance issues. At this time, based on the present status of such litigation and regulatory actions, it is in the opinion of management that the ultimate liability, if any, in one or more of these matters in excess of amounts currently reserved is not expected to have a material adverse effect on the results of operations, liquidity or financial position of the Company.

                      GLENBROOK LIFE AND ANNUITY COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


5.   Third Party Administration Agreement

          On January 2, 2001, the Company entered into an administrative services agreement with American Maturity Life Insurance Company ("American Maturity") to administer certain blocks of annuities that American Maturity reinsures to ALIC. Pursuant to the terms of the agreement, the Company is to provide insurance contract administration and financial services, effective January 15, 2001, for all contracts covered under the reinsurance agreement. The Company utilizes services performed by AIC and ALIC and business facilities owned or leased, and operated by AIC in conducting these activities. The administrative services agreement can be terminated by either the Company or American Maturity upon mutual consent or as otherwise provided for in the terms of the agreement. During the first three months of 2001, the Company earned administration fees of $29 thousand and incurred $21 thousand in related expenses.

                  ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTH
                      PERIODS ENDED MARCH 31, 2001 AND 2000

     The following discussion highlights significant factors influencing results of operations and changes in financial position of Glenbrook Life and Annuity Company (the "Company"). It should be read in conjunction with the financial statements and related notes thereto found under Part I Item 1 contained herein, and with the discussion, analysis, financial statements and notes thereto in
Part I Item 1 and Part II Items 7 and 8 of the Glenbrook Life and Annuity Company Annual Report on Form 10-K for the year ended December 31, 2000.

OVERVIEW

     The Company, a wholly owned subsidiary of ALIC, which is a wholly owned subsidiary of AIC, a wholly owned subsidiary of the Corporation, markets investment and life insurance products through banks and securities firms. Investment products include deferred annuities and immediate annuities without life contingencies. Deferred annuities include fixed rate, market value adjusted, indexed and variable annuities. Life insurance consists of interest-sensitive life and variable life insurance.

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


RESULTS OF OPERATIONS

(in thousands)
                                                                                Three Months Ended
                                                                                      March 31,
                                                                       ----------------------------------------
                                                                             2001                  2000
                                                                       -----------------     ------------------
Net investment income                                                   $       2,737         $       2,555

Realized capital gains and losses                                                 (46)                   66

Administration fees                                                                29                     -

Administration expenses                                                            21                     -

Income tax expense                                                                943                   916
                                                                        -------------         -------------
Net income                                                              $       1,756         $       1,705
                                                                        =============         =============

     The Company has reinsurance agreements under which all contract and policy related transactions are transferred to ALIC. The Company's results of operations include Net investment income and Realized capital gains and losses earned on the assets of the Company that are not transferred under the reinsurance agreements. Also included in the results of operations are Administration fees earned and expenses incurred resulting from the third party administration agreement, as described in Note 5.

                   ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTH
                      PERIODS ENDED MARCH 31, 2001 AND 2000

     Net income for the first quarter of 2001 increased 3.0% to $1.8 million, due to increased net investment income partially offset by realized capital losses. Net investment income for the three month period ended March 31, 2001 increased 7.1% to $2.7 million attributable to higher investment balances while yields were comparable in both periods. Investments at March 31, 2001, excluding unrealized gains and losses on fixed income securities, grew 4.6% as compared to March 31, 2000.

     Realized capital losses, after-tax, were $30 thousand for the three month periods ended March 31, 2001 compared to realized capital gains of $43 thousand, after-tax, for the same period last year. Period to period fluctuations in realized capital gains and losses are largely the result of the timing of sales decisions reflecting management's decisions on positioning the portfolio, as well as valuation assessments of individual securities and overall market conditions.

FINANCIAL POSITION

(in thousands)
                                                     March 31,               December 31,
                                                       2001                      2000
                                               --------------------     ---------------------
Fixed income securities (1)                       $      149,243           $      144,127
Short-term investments                                    13,034                    3,085
                                                  --------------           --------------
      Total investments                           $      162,277           $      147,212
                                                  ==============           ==============
Reinsurance recoverable from ALIC                 $    4,905,110           $    4,702,940
                                                  ==============           ==============
Separate Account assets and liabilities           $    1,520,276           $    1,740,328
                                                  ==============           ==============
Contractholder funds                              $    4,898,708           $    4,696,846
                                                  ==============           ==============

(1) Fixed income securities are carried at fair value. Amortized cost for these securities was $142,790 and $139,819 at March 31, 2001 and December 31, 2000, respectively.

     Total investments were $162.3 million at March 31, 2001 compared to $147.2 million at December 31, 2000. The increase was primarily due to investment of cash on hand as well as positive cash flows generated from operations and higher unrealized net capital gains on fixed income securities. Investments at March 31, 2001, excluding unrealized gains on fixed income securities, and cash grew 1.3% from December 31, 2000.

     At March 31, 2001, substantially all of the Company's fixed income securities portfolio is rated investment grade, which is defined by the Company as a security having a National Association of Insurance Commissioners ("NAIC") rating of 1 or 2, a Moody's rating of Aaa, Aa, A or Baa, or a comparable Company internal rating.

     During the three months ended March 31, 2001, Contractholder funds and Reinsurance recoverable from ALIC increased by $201.9 million and $202.2 million, respectively. The increase resulted from sales of the Company's fixed rate annuity contracts, partially offset by surrenders and withdrawals on fixed rate annuity contracts. Reinsurance recoverable from ALIC relates to contract benefit obligations ceded to ALIC.

     Separate Account assets and liabilities decreased 12.6% to $1.52 billion at March 31, 2001. The decreases were primarily attributable to unrealized losses in the Separate Accounts investment portfolios and surrenders and withdrawals, that were only partially offset by sales of variable annuity contracts and transfers from the fixed account contract option to variable Separate Accounts funds.

                  ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTH
                      PERIODS ENDED MARCH 31, 2001 AND 2000

CAPITAL RESOURCES AND LIQUIDITY

     Under the terms of reinsurance agreements, substantially all premiums and deposits, excluding those relating to Separate Accounts, are transferred to ALIC, which maintains the investment portfolios supporting the Company's products. Substantially all payments of policyholder claims, benefits, contract maturities, contract surrenders and withdrawals and certain operating costs are also reimbursed by ALIC under the terms of the reinsurance agreements. The Company continues to have primary liability as a direct insurer for risks reinsured. The Company's ability to meet liquidity demands is dependent on ALIC's ability to meet its obligations under the reinsurance agreements. ALIC's financial strength was rated Aa2, AA+ and A+ by Moody's, Standard and Poor's and A.M. Best, respectively, at March 31, 2001.

     The primary sources for the remainder of the Company's funds are collection of principal and interest from the investment portfolio and capital contributions from ALIC. The primary uses for the remainder of the Company's funds are to purchase investments and pay costs associated with the maintenance of the Company's investment portfolio and pay dividends to ALIC.

     At March 31, 2001, the Moody's, Standard and Poor's and A.M. Best financial strength ratings for the Company were Aa2, AA+ and A+, respectively.


FORWARD LOOKING STATEMENTS AND RISK FACTORS

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

o There is uncertainty involved in estimating the availability of reinsurance and the collectibility of reinsurance recoverables. This uncertainty arises from a number of factors, including the restructuring by reinsurers of their capital structures and segregation by the industry generally of reinsurance exposure into separate legal entities with dedicated capital.

                  ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTH
                      PERIODS ENDED MARCH 31, 2001 AND 2000

o Changes in market interest rates can have adverse effects on the Company's investment portfolio, investment income, product sales and results of operations. Increasing market interest rates have an adverse impact on the value of the investment portfolio by decreasing unrealized capital gains on fixed income securities. Declining market interest rates could have an adverse impact on the Company's investment income as the Company reinvests proceeds from positive cash flows from operations and from maturing and called investments into new investments that could be yielding less than the portfolio's average rate. Changes in market rates of interest as compared to rates offered on some of the Company's products could make those products less attractive if competitive investment margins are not maintained. This could lead to lower sales and/or changes in the level of surrenders on these products. The Company seeks to limit its exposure in this area by offering a diverse group of products, periodically reviewing and revising crediting rates and providing surrender charges in the event of early withdrawal.

o The impact of decreasing Separate Accounts balances as a result of fluctuating market conditions could cause contract charges ceded by the Company to decrease.

o In order to manage interest rate risk, from time to time the effective duration of the assets and liabilities of the investment portfolio is adjusted. Those adjustments may have an impact on the value of the investment portfolio and on investment income.

o Management believes the reserves for life-contingent contract benefits are adequate to cover ultimate policy benefits, despite the underlying risks and uncertainties associated with their determination when payments will not occur until well into the future. The Company periodically reviews and revises its estimates. If future experience differs from assumptions, it may have a material impact on results of operations.

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

o The Company distributes some of its products under agreements with other members of the financial services industry that are not affiliated with the Company. Termination of one or more of these agreements due to changes in control or other factors of any of these entities could have a detrimental effect on the Company's sales. This risk may be exacerbated by the enactment of the Gramm-Leach-Bliley Act of 1999, which eliminates many federal and state law barriers to affiliations among banks, securities firms, insurers and other financial service providers.

o Financial strength ratings have become an increasingly important factor in establishing the competitive position of insurance companies and, generally, may be expected to have an effect on an insurance company's sales. On an ongoing basis, rating agencies review the financial performance and condition of insurers. A downgrade, while not expected, could have a material adverse effect on the Company's or ALIC's business, financial condition and results of operations.

o State insurance regulatory authorities require insurance companies to maintain specified levels of statutory capital and surplus. In addition, competitive pressures require the Company to maintain financial strength ratings. These restrictions affect the Company's ability to use its capital.

o A number of enacted and pending legislative measures could lead to increased consolidation and increased competition for business and for capital in the financial services industry.

     o At the federal level, these measures include the recently enacted Gramm-Leach-Bliley Act of 1999, which eliminates many federal and state law barriers to affiliations among banks, securities firms, insurers and other financial service providers.

     o At the state level, these measures include legislation to permit mutual insurance companies to convert to a hybrid structure known as a mutual holding company, thereby allowing insurance companies owned by their policyholders to become stock insurance companies owned (through one or more intermediate holding companies) partially by their policyholders and partially by stockholders. Also several large mutual life insurers have used or are expected to use existing state laws and regulations governing the conversion of mutual insurance companies into stock insurance companies (demutualization).

     o In addition, state insurance regulators are reexamining the regulatory framework that currently governs the United States insurance business. They are engaged in an effort to determine the proper role of the state insurance regulation in the United States financial services industry following the enactment of the Graham-Leach-Bliley Act. The Company cannot predict whether any state or federal measures will be adopted to change the nature or scope of the regulation of the insurance business or what effect any such measures would have on the Company.

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


Item 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits required by Item 601 of Regulation S-K


(2)  None

(3)(i) Amended and Restated Articles of Incorporation and Articles of Redomestication of Glenbrook Life and Annuity Company (Incorporated herein by reference to the Company's Form 10-K Annual Report for the year ended December 31, 1998, dated March 30, 1999)

(3)(ii) Amended and Restated By-laws of Glenbrook Life and Annuity Company (Incorporated herein by reference to the Company's Form 10-K Annual Report for the year ended December 31, 1998, dated March 30, 1999)

(4)  None

(10)(a) Reinsurance Agreement between Glenbrook Life and Annuity Company and Allstate Life Insurance Company effective June 5, 1992 along with Amendment No. 1 thereto, dated June 8, 1995 and Amendment No. 2 thereto, dated November 3, 1995 (Incorporated herein by reference to the Company's Initial filing of Form S-1 Registration Statement (File No. 333-67275)

(10)(b )Amendment No. 1 to the Reinsurance Agreement between Glenbrook Life and Annuity Company and Allstate Life Insurance Company, dated June 8, 1995 (Incorporated herein by reference to the initial filing of the Company's Form S-1 Registration Statement (File No 333-07275) dated June 28, 1996)

(10)(c) Amendment No. 2 to the Reinsurance Agreement between Glenbrook Life and Annuity Company and Allstate Life Insurance Company, dated November 3, 1995 (Incorporated herein by reference to the initial filing of the Company's Form S-1 Registration Statement (File No 333-07275) dated June 28, 1996)

(10)(d) Amendment No. 3 to the Reinsurance Agreement between Glenbrook Life and Annuity Company and Allstate Life Insurance Company, dated October 28, 1998

(10)(e) Modified Coinsurance Agreement between Glenbrook Life and Annuity Company and Allstate Life Insurance Company, effective September 1, 1993

(10)(f) Amendment No. 1 to the Modified Coinsurance Agreement between Glenbrook Life and Annuity Company and Allstate Life Insurance Company, dated June 28, 1995

(10)(g) Amendment No. 2 to the Modified Coinsurance Agreement between Glenbrook Life and Annuity Company and Allstate Life Insurance Company, dated November 3, 1995

(10)(h) Amendment No. 3 to the Modified Coinsurance Agreement between Glenbrook Life and Annuity Company and Allstate Life Insurance Company, dated October 28, 1998

(11) Not Required

(15) None

(18) None

(19) None

(22) None

(23) Not required

(24) None

 (b) Reports on 8-K

            No reports on Form 8-K were filed during the first quarter of 2001.

                              SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 14th day of May 2001.



                           GLENBROOK LIFE AND ANNUITY COMPANY
                           ----------------------------------
                                  (Registrant)






/s/ THOMAS J. WILSON, II               PRESIDENT AND CHIEF EXECUTIVE OFFICER
- ------------------------               (Authorized Officer of Registrant)
 THOMAS J. WILSON, II



/s/ SAMUEL H. PILCH                   CONTROLLER
- ------------------------              (Chief Accounting Officer)
 SAMUEL H. PILCH