Form 10-Q
period 2001-06-30
GLENBROOK LIFE & ANNUITY CO
filed 2001-08-14
CIK 945094

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

                 For the quarterly period ended: June 30, 2001

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


     Indicate the number of shares of each of the issuer's classes of common stock, as of July 31, 2001; there were 5,000 shares of common capital stock outstanding, par value $500 per share all of which shares are held by Allstate Life Insurance Company.

                         PART I - FINANCIAL INFORMATION


Item  1.   FINANCIAL STATEMENTS

            Statements of Operations for the Three Month and
            Six Month Periods Ended June 30, 2001 and
            2000 (unaudited)................................................ 3

            Statements of Financial Position as of
            June 30, 2001(unaudited) and December 31, 2000.................. 4

            Statements of Cash Flows for the
            Six Month Periods Ended June 30, 2001 and
            2000 (unaudited)................................................ 5

            Notes to Financial Statements (unaudited)....................... 6

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

SIGNATURE PAGE ..............................................................15





*Omitted pursuant to General Instruction H(2) of Form 10-Q.

                               PART I. FINANCIAL INFORMATION
                               ITEM 1. FINANCIAL STATEMENTS
                            GLENBROOK LIFE AND ANNUITY COMPANY
                                STATEMENTS OF OPERATIONS



                                                  Three Months Ended                            Six Months Ended
                                                       June 30,                                      June 30,
                                     -------------------------------------------   ---------------------------------------------
                                     -------------------------------------------   ---------------------------------------------
(in thousands)                              2001                     2000                   2001                      2000
                                     -------------------     ------------------    -------------------       -------------------
                                     -------------------     ------------------    -------------------       -------------------
                                                     (Unaudited)                                    (Unaudited)
Revenues
Net investment income                $           2,658       $          2,700       $          5,394         $           5,255
Realized capital gains and losses                    -                     24                    (46)                       90
Administration fees                                 28                      -                     57                         -
                                     -----------------       ----------------       ----------------         -----------------
                                                 2,686                  2,724                  5,405                     5,345
                                     -----------------       ----------------       ----------------         -----------------
Costs and expenses
Adminstration expenses                              22                      -                     43                         -
                                     -----------------       ----------------       ----------------         -----------------

Income from operations
    before income tax expense                    2,664                  2,724                  5,362                     5,345
Income tax expense                                 930                    952                  1,873                     1,868
                                     -----------------       ----------------       ----------------         -----------------

Net income                           $           1,734       $          1,772       $          3,489         $           3,477
                                     =================       ================       ================         =================











                       See notes to financial statements.

                                     GLENBROOK LIFE AND ANNUITY COMPANY
                                      STATEMENTS OF FINANCIAL POSITION

                                                                        June 30,             December 31,
                                                                          2001                   2000
                                                                    ------------------     ------------------
                                                                    ------------------     ------------------
(in thousands, except par value data)                                  (Unaudited)
Assets
Investments
   Fixed income securities, at fair value
      (amortized cost $155,297 and $139,819 )                       $         159,923      $         144,127
   Short-term                                                                   3,381                  3,085
                                                                    -----------------      -----------------
         Total investments                                                    163,304                147,212

Cash                                                                                -                 13,500
Reinsurance recoverable from
   Allstate Life Insurance Company                                          5,094,525              4,702,940
Other assets                                                                    3,592                  3,391
Separate Accounts                                                           1,640,148              1,740,328
                                                                    -----------------      -----------------
         Total assets                                               $       6,901,569      $       6,607,371
                                                                    =================      =================

Liabilities
Reserve for life-contingent contract benefits                       $           7,004      $           6,094
Contractholder funds                                                        5,087,521              4,696,846
Current income taxes payable                                                    5,562                  3,729
Deferred income taxes                                                           1,994                  1,842
Payable to affiliates, net                                                      2,213                  5,101
Separate Accounts                                                           1,640,148              1,740,328
                                                                    -----------------      -----------------
         Total liabilities                                                  6,744,442              6,453,940
                                                                    -----------------      -----------------

Commitments and Contingent Liabilities (Note 5)

Shareholder's equity
Common stock, $500 par value, 10,000 shares
    authorized, 5,000 issued and outstanding                                    2,500                  2,500
Additional capital paid-in                                                    119,241                119,241
Retained income                                                                32,379                 28,890

Accumulated other comprehensive income:
    Unrealized net capital gains                                                3,007                  2,800
                                                                    -----------------      -----------------
         Total accumulated other comprehensive income                           3,007                  2,800
                                                                    -----------------      -----------------
         Total shareholder's equity                                           157,127                153,431
                                                                    -----------------      -----------------
         Total liabilities and shareholder's equity                 $       6,901,569      $       6,607,371
                                                                    =================      =================


              See notes to financial statements.

                                       GLENBROOK LIFE AND ANNUITY COMPANY
                                            STATEMENTS OF CASH FLOWS


                                                                                   Six Months Ended
                                                                                       June 30,
                                                                     ---------------------------------------------
                                                                     ---------------------------------------------
(in thousands)                                                              2001                      2000
                                                                     -------------------       -------------------
                                                                     -------------------       -------------------
                                                                                     (Unaudited)
Cash flows from operating activities
Net income                                                           $            3,489        $            3,477
Adjustments to reconcile net income to net cash
    provided by operating activities:
         Amortization and other non-cash items                                      (44)                     (373)
         Realized capital gains and losses                                           46                       (90)
         Changes in:
              Income taxes payable                                                1,873                     1,868
              Other operating assets and liabilities                             (3,109)                     (776)
                                                                     ------------------        ------------------
                 Net cash provided by operating activities                        2,255                     4,106
                                                                     ------------------        ------------------

Cash flows from investing activities
Fixed income securities
       Proceeds from sales                                                        1,251                     6,227
       Investment collections                                                     4,433                     1,178
       Investment purchases                                                     (21,143)                  (61,762)
Change in short-term investments, net                                              (296)                   50,281
                                                                     ------------------        ------------------
               Net cash used in investing activities                            (15,755)                   (4,076)
                                                                     ------------------        ------------------


Net (decrease) increase in cash                                                 (13,500)                       30
Cash at beginning of period                                                      13,500                         9
                                                                     ------------------        ------------------
Cash at end of period                                                $                -        $               39
                                                                     ==================        ==================






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

          The financial statements and notes as of June 30, 2001, and for the three month and six month periods ended June 30, 2001 and 2000, are unaudited. The financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial statements and notes should be read in conjunction with the financial statements and notes thereto included in the Glenbrook Life and Annuity Company Annual Report on Form 10-K for 2000. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.


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


                                                     Three Months Ended                        Six Months Ended
                                                          June 30,                                 June 30,
                                            --------------------------------------    ------------------------------------
      (in thousands)                               2001                2000                 2001               2000
                                            -------------------- -----------------    ------------------ -----------------
      Contract charges                      $         7,828      $      9,659         $      16,443      $     18,533
      Credited interest, policy benefits
           and certain expenses                     104,023            86,431               196,026           170,003


                      GLENBROOK LIFE AND ANNUITY COMPANY
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


3.       Comprehensive Income

        The components of other comprehensive income on a pretax and after-tax basis are as follows:

                                                                   Three months ended June 30,
                                           -----------------------------------------------------------------------------
   (in thousands)                                         2001                                     2000
                                           ------------------------------------     ------------------------------------
                                                                      After-                                  After-
                                             Pretax        Tax         tax            Pretax        Tax         tax
   Unrealized capital gains and
       losses:
   Unrealized holding gains (losses)
       arising during the period           $  (1,827)    $   639    $   (1,188)       $    (19)  $      7    $      (12)
   Less:  reclassification
        adjustments                                -           -             -             (14)         5            (9)
                                           ---------     -------    ----------        --------   --------    ----------
   Unrealized net capital gains (losses)      (1,827)        639        (1,188)             (5)         2            (3)
                                           ---------     -------    ----------        --------   --------    ----------
   Other comprehensive income (loss)       $  (1,827)    $   639        (1,188)       $     (5)  $      2            (3)
                                           =========     =======                      ========   ========

   Net income                                                            1,734                                    1,772
                                                                    ----------                               ----------

   Comprehensive income                                             $      546                               $    1,769
                                                                    ==========                               ==========


                                                                     Six months ended June 30,
                                           -------------------------------------------------------------------------------
   (in thousands)                                          2001                                      2000
                                           --------------------------------------    -------------------------------------
                                                                       After-                                    After-
                                              Pretax        Tax          tax           Pretax         Tax         tax
   Unrealized capital gains and
        losses:
   Unrealized holding gains (losses)
        arising during the period          $    (272)      $    (95)   $     177      $      642     $    (225)   $     417

   Less:  reclassification
        adjustments                              (46)            16          (30)            (14)            5           (9)
                                           ---------       --------    ---------      ----------     ---------    ---------
   Unrealized net capital gains (losses)         318           (111)         207             656          (230)         426
                                           ---------       --------    ---------      ----------     ---------    ---------
   Other comprehensive income (loss)       $     318       $   (111)         207      $      656     $    (230)         426
                                           =========       ========                   ==========     =========

   Net income                                                              3,489                                      3,477
                                                                       ---------                                  ---------

   Comprehensive income                                                $   3,696                                  $   3,903
                                                                       =========                                  =========

4.   Third Party Administration Agreement

     On July 18, 2000, the Company entered into an administrative services agreement with American Maturity Life Insurance Company ("American Maturity") to administer certain blocks of annuities that American Maturity reinsures to ALIC. Pursuant to the terms of the agreement, the Company is to provide insurance contract administration and financial services, for all contracts covered under the reinsurance agreement. The administrative services agreement can be terminated by either the Company or American Maturity upon mutual consent or as otherwise provided for in the terms of the agreement. During the three month and six month periods ended June 30, 2001, the Company earned administration fees of $28 thousand and $57 thousand and incurred $22 thousand and $43 thousand in related expenses.


5.   Regulation and Legal Proceedings

     The Company's business is subject to the effects of a changing social, economic and regulatory environment. Recent state and federal regulatory initiatives have varied and have included employee benefit regulations, removal of barriers preventing banks from engaging in the securities and insurance business, tax law changes affecting the taxation of insurance companies, the tax treatment of insurance products and its impact on the relative desirability of various personal investment vehicles and the overall expansion of regulation. The ultimate changes and eventual effects, if any, of these initiatives are uncertain.

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

                  ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF
    FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTH AND SIX
                   MONTH PERIODS ENDED JUNE 30, 2001 AND 2000


     The following discussion highlights significant factors influencing results of operations and changes in financial position of Glenbrook Life and Annuity Company (the "Company"). It should be read in conjunction with the financial statements and related notes thereto found under Part I Item 1 contained herein and with the discussion, analysis, financial statements and notes thereto in
Part I Item 1 and Part II Items 7 and 8 of the Glenbrook Life and Annuity Company Annual Report on Form 10-K for the year ended December 31, 2000.

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


RESULTS OF OPERATIONS

(in thousands)
                                               Three Months Ended                    Six Months Ended
                                                    June 30,                             June 30,
                                          -----------------------------        ------------------------------
                                              2001           2000                   2001           2000
                                          ------------- ---------------        --------------- --------------
Net investment income                     $      2,658   $    2,700             $    5,394      $    5,255

Realized capital gains and losses                    -           24                    (46)             90

Administration fees                                 28            -                     57               -

Administration expenses                             22            -                     43               -

Income tax expense                                 930          952                  1,873           1,868
                                          ------------   ----------             ----------      ----------

Net income                                $      1,734   $    1,772             $    3,489      $    3,477
                                          ============   ==========             ==========      ==========

     The Company has reinsurance agreements under which all contract and policy related transactions are transferred to ALIC. The Company's results of operations include Net investment income and Realized capital gains and losses earned on the assets of the Company that are not transferred under the reinsurance agreements. Also included in the results of operations are Administration fees earned and expenses incurred from third party administration agreement, as described in Note 4.

                  ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF
    FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTH AND SIX
                   MONTH PERIODS ENDED JUNE 30, 2001 AND 2000


     Net income for the second quarter and for the six months ended June 30, 2001 were comparable to the same periods last year. Net investment income for the second quarter was comparable to the same period last year. Net investment income increased 2.7% for the six months ended June 30, 2001 attributable to higher investment balances. Investments at June 30, 2001, excluding unrealized gains and losses on fixed income securities, grew 4.5% from same period last year.

     There were no realized capital gains or losses for the second quarter of 2001 compared to realized capital gains, after-tax, of $16 thousand for the same period last year. Realized capital losses, after-tax, were $30 thousand for the six months ended June 30, 2001 compared to realized capital gains, after-tax, of $59 thousand for the same period last year. Period to period fluctuations in realized capital gains and losses are largely the result of the timing of sales decisions reflecting management's view of individual securities and overall market conditions.


FINANCIAL POSITION

(in thousands)
                                                                June 30,
                                                                  2001
                                                            -----------------
  Fixed income securities (1)                               $         159,923
  Short-term                                                            3,381
                                                            -----------------
        Total investments                                   $         163,304
                                                            =================
  Reinsurance recoverable from ALIC                         $       5,094,525
                                                            =================
  Separate Accounts assets and liabilities                  $       1,640,148
                                                            =================
  Contractholder funds                                      $       5,087,521
                                                            =================

(1) Fixed income securities are carried at fair value. Amortized cost for these securities was $155,297 at June 30, 2001.

     Total investments were $163.3 million at June 30, 2001 compared to $147.2 million at December 31, 2000. The increase was due to investment of cash on hand and increased unrealized net capital gains on fixed income securities. Investments at June 30, 2001, excluding unrealized gains on fixed income securities, grew 11.0% from December 31, 2000.

     At June 30, 2001, substantially all the Company's fixed income securities portfolio is rated investment grade, which is defined by the Company as a security having a National Association of Insurance Commissioners ("NAIC") rating of 1 or 2, a Moody's rating of Aaa, Aa, A or Baa, or a comparable Company internal rating.

     During the six months ended June 30, 2001, reserve for life-contingent contract benefits, contractholder funds and amounts recoverable from ALIC increased $910 thousand, $390.7 million and $391.6 million, respectively. The increase resulted from sales of the Company's fixed rate annuity contracts, partially offset by surrenders and withdrawals on fixed rate annuity contracts. Reinsurance recoverable from ALIC relates to contract benefit obligations ceded to ALIC.

     Separate Accounts assets and liabilities decreased 5.8% to $1.64 billion at June 30, 2001. The decrease was driven by unrealized losses in the Separate Accounts investment portfolios and surrenders and withdrawals, that were partially offset by sales of variable annuity contracts and transfers from the fixed account contract option to variable Separate Accounts funds.

                  ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF
    FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTH AND SIX
                   MONTH PERIODS ENDED JUNE 30, 2001 AND 2000

CAPITAL RESOURCES AND LIQUIDITY

     Under the terms of reinsurance agreements, substantially all deposits, excluding those relating to Separate Accounts, are transferred to ALIC, which maintains the investment portfolios supporting the Company's products. Substantially all payments of policyholder claims, benefits, contract maturities, contract surrenders and withdrawals and certain operating costs are also reimbursed by ALIC, under the terms of the reinsurance agreements. The Company continues to have primary liability as a direct insurer for risks reinsured. The Company's ability to meet liquidity demands is dependent on ALIC's ability to meet those demands. ALIC's claims-paying ability was rated Aa2, AA+ and A+ by Moody's, Standard and Poor's and A.M. Best, respectively, at June 30, 2001.

     The primary sources for the remainder of the Company's funds are the collection of principal and interest from the investment portfolio and capital contributions from ALIC. The primary uses for the remainder of the Company's funds are to purchase investments, pay costs associated with the maintenance of the Company's investment portfolio and to pay shareholder dividends.

     At June 30, 2001, the Moody's, Standard and Poor's and A.M. Best claims-paying ratings for the Company were Aa2, AA+ and A+, respectively.

FORWARD-LOOKING STATMENTS

     This document contains "forward-looking statements" that anticipate results based on management's plans that are subject to uncertainty. These statements are made subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995.

     Forward-looking statements do not relate strictly to historical or current facts and may be identified by their use of words like "plans," "expects," "will," "anticipates," "estimates," "intends," "believes," "likely" and other words with similar meanings. These statements may address, among other things, the Company's strategy for growth, product development, regulatory approvals, market position, expenses, financial results and reserves. Forward-looking statements are based on management's current expectations of future events. The Company cannot guarantee that any forward-looking statement will be accurate. However, management believes that our forward-looking statements are based on reasonable, current expectations and assumptions. We assume no obligation to update any forward-looking statements as a result of new information or future events or developments.

     If the expectations or assumptions underlying the forward-looking statements prove inaccurate or if risks or uncertainties arise, actual results could differ materially from those communicated in these forward-looking statements. In addition to the normal risks of business, the Company is subject to significant risk factors, including those listed below which apply to it as an insurance business.

o Changes in market interest rates can have adverse effects on the Company's investment portfolio, investment income, product sales and results of operations. Increasing market interest rates have an adverse impact on the value of the investment portfolio, for example, by decreasing unrealized capital gains on fixed income securities. Declining market interest rates could have an adverse impact on the Company's investment income as the Company reinvests proceeds from positive cash flows from operations and from maturing and called investments into new investments that could be yielding less than the portfolio's average rate. Changes in market rates of interest as compared to rates offered on some of the Company's products could make those products less attractive if competitive investment margins are not maintained. This could lead to lower sales and/or changes in the level of surrenders on these products. The Company seeks to limit its exposure in this area by offering a diverse group of products, periodically reviewing and revising crediting rates and providing surrender charges in the event of early withdrawal.

                  ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF
    FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTH AND SIX
                   MONTH PERIODS ENDED JUNE 30, 2001 AND 2000

o The impact of decreasing Separate Accounts balances as a result of fluctuating market conditions could cause contract charges ceded by the Company to decrease.

o In order to manage interest rate risk, from time to time the effective duration of the assets of the investment portfolio is adjusted. Those adjustments may have an impact on the value of the investment portfolio and on investment income.

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

o The Company distributes some of its products under agreements with other members of the financial services industry that are not affiliated with the Company. Termination of one or more of these agreements due to changes in control or other factors of any of these entities could have a detrimental effect on the Company's sales. This risk may be exacerbated by the enactment of the Gramm-Leach-Bliley Act of 1999, which eliminated many federal and state law barriers to affiliations among banks, securities firms, insurers and other financial service providers.

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

o State insurance regulatory authorities require insurance companies to maintain specified levels of statutory capital and surplus. In addition, competitive pressures require the Company to maintain financial strength ratings. These restrictions affect the Company's ability to pay shareholder dividends and use its capital in other ways.

o A number of enacted and pending legislative measures could lead to increased consolidation and increased competition in the financial services industry.

     o At the federal level, these measures include the Gramm-Leach-Bliley Act of 1999, which eliminated many federal and state law barriers to affiliations among banks, securities firms, insurers and other financial service providers.

     o At the state level, these measures include legislation to permit mutual insurance companies to convert to a hybrid structure known as a mutual holding company, thereby allowing insurance companies owned by their policyholders to become stock insurance companies owned (through one or more intermediate holding companies) partially by their policyholders and partially by stockholders. Also, several large mutual life insurers have used or are expected to use existing state laws and regulations governing the conversion of mutual insurance companies into stock insurance companies (demutualization).

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

(15) None

(18) None

(19) None

(22) None

(23) Not required

(24) None

 (b) Reports on 8-K

            No reports on Form 8-K were filed during the second quarter of 2001.

                              SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 14th day of August, 2001.



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