Form 10-Q
period 2001-09-30
GLENBROOK LIFE & ANNUITY CO
filed 2001-11-14
CIK 945094

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

               For the quarterly period ended: September 30, 2001

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No


     Indicate the number of shares of each of the issuer's classes of common stock, as of November 9, 2001; there were 5,000 shares of common capital stock outstanding, par value $500 per share all of which shares are held by Allstate Life Insurance Company.


                       GLENBROOK LIFE AND ANNUITY COMPANY
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                               SEPTEMBER 30, 2001



PART I.        FINANCIAL INFORMATION

Item 1.        Financial Statements

               Condensed Statements of Operations for the Three Month and Nine
               Month Periods Ended September 30, 2001 and 2000 (unaudited)............................  1

               Condensed Statements of Financial Position as of September 30, 2001
               (unaudited) and December 31, 2000......................................................  2

               Condensed Statements of Cash Flows for the Nine Month Periods Ended
               September 30, 2001 (unaudited) ........................................................  3

               Notes to Condensed Financial Statements (unaudited)....................................  4

Item 2.        Management's Discussion and Analysis of Financial Condition and
               Results of Operations..................................................................  7

PART II.       OTHER INFORMATION

Item 1.        Legal Proceedings...................................................................... 11

Item 5.        Other Information...................................................................... 11

Item 6.        Exhibits and Reports on Form 8-K....................................................... 11

               Signature Page......................................................................... 12


                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                       GLENBROOK LIFE AND ANNUITY COMPANY
                       CONDENSED STATEMENTS OF OPERATIONS



                                             Three Months Ended                                 Nine Months Ended
                                                 September 30,                                     September 30,
                                  --------------------------------------------      ---------------------------------------------
(in thousands)                           2001                     2000                     2001                      2000
                                  -------------------       ------------------      -------------------       -------------------
                                                  (Unaudited)                                       (Unaudited)
Revenues
Net investment income                 $       2,694           $       2,762           $        8,088           $       8,017
Realized capital gains and losses                59                       1                       13                      91
Administration fees                              28                       -                       85                       -
                                      -------------           -------------           --------------           -------------
                                              2,781                   2,763                    8,186                   8,108
                                      -------------           -------------           --------------           -------------
Costs and expenses
Adminstration expenses                           21                       -                       64                       -
                                      -------------           -------------           --------------           -------------
Income from operations
    before income tax expense                 2,760                   2,763                    8,122                   8,108
Income tax expense                              965                     966                    2,838                   2,834
                                      -------------           -------------           --------------           -------------

Net income                            $       1,795           $       1,797           $        5,284           $       5,274
                                      =============           =============           ==============           =============










        See notes to condensed financial statements.

                       GLENBROOK LIFE AND ANNUITY COMPANY
                   CONDENSED STATEMENTS OF FINANCIAL POSITION

                                                                      September 30,          December 31,
                                                                          2001                   2000
                                                                    ------------------     ------------------
                                                                    ------------------     ------------------
(in thousands, except par value data)                                  (Unaudited)
Assets
Investments
   Fixed income securities, at fair value
      (amortized cost $153,238 and $139,819 )                       $        162,763       $        144,127
   Short-term                                                                  8,137                  3,085
                                                                    ----------------       ----------------
         Total investments                                                   170,900                147,212

Cash                                                                               -                 13,500
Reinsurance recoverable from
   Allstate Life Insurance Company                                         5,227,203              4,702,940
Other assets                                                                   3,565                  3,391
Separate Accounts                                                          1,401,411              1,740,328
                                                                    ----------------       ----------------
         Total assets                                               $      6,803,079       $      6,607,371
                                                                    ================       ================
Liabilities
Reserve for life-contingent contract benefits                       $          7,369       $          6,094
Contractholder funds                                                       5,219,834              4,696,846
Current income taxes payable                                                   6,518                  3,729
Deferred income taxes                                                          3,717                  1,842
Payable to affiliates, net                                                     2,124                  5,101
Separate Accounts                                                          1,401,411              1,740,328
                                                                    ----------------        ---------------
         Total liabilities                                                 6,640,973              6,453,940
                                                                    ----------------        ---------------
Commitments and Contingent Liabilities (Note 5)

Shareholder's equity
Common stock, $500 par value, 10,000 shares
    authorized, 5,000 issued and outstanding                                   2,500                  2,500
Additional capital paid-in                                                   119,241                119,241
Retained income                                                               34,174                 28,890

Accumulated other comprehensive income:
    Unrealized net capital gains                                               6,191                  2,800
                                                                    ----------------       ----------------
         Total accumulated other comprehensive income                          6,191                  2,800
                                                                    ----------------       ----------------
         Total shareholder's equity                                          162,106                153,431
                                                                    ----------------       ----------------
         Total liabilities and shareholder's equity                 $      6,803,079       $      6,607,371
                                                                    ================       ================

         See notes to condensed financial statements.

                       GLENBROOK LIFE AND ANNUITY COMPANY
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                                 Nine Months Ended
                                                                                   September 30,
                                                                    --------------------------------------------
(in thousands)                                                            2001                      2000
                                                                    ------------------       -------------------
                                                                                    (Unaudited)
Cash flows from operating activities
Net income                                                           $          5,284         $          5,274
Adjustments to reconcile net income to net cash
    provided by operating activities:
         Amortization and other non-cash items                                     (5)                    (420)
         Realized capital gains and losses                                        (13)                     (91)
         Changes in:
              Income taxes payable                                              2,838                    2,834
              Other operating assets and liabilities                           (4,619)                    (931)
                                                                      ---------------         ----------------
                 Net cash provided by operating activities                      3,485                    6,666
                                                                      ---------------         ----------------

Cash flows from investing activities
Fixed income securities
       Proceeds from sales                                                      4,238                    6,227
       Investment collections                                                   6,520                    2,128
       Investment purchases                                                   (22,691)                 (63,937)
Change in short-term investments, net                                          (5,052)                  48,907
                                                                      ---------------          ---------------
               Net cash used in investing activities                          (16,985)                  (6,675)
                                                                      ---------------          ---------------


Net decrease in cash                                                          (13,500)                      (9)
Cash at beginning of period                                                    13,500                        9
                                                                      ---------------          ---------------
Cash at end of period                                                 $             -          $             -
                                                                      ===============          ===============






         See notes to condensed financial statements.

                       GLENBROOK LIFE AND ANNUITY COMPANY
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


1.   Basis of Presentation

          The accompanying condensed financial statements include the accounts of Glenbrook Life and Annuity Company (the "Company"), a wholly owned subsidiary of Allstate Life Insurance Company ("ALIC"), which is wholly owned by Allstate Insurance Company ("AIC"), a wholly owned subsidiary of The Allstate Corporation (the "Corporation").

          The condensed financial statements and notes as of September 30, 2001, and for the three month and nine month periods ended September 30, 2001 and 2000, are unaudited. The financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. The condensed financial statements and notes should be read in conjunction with the financial statements and notes thereto included in the Glenbrook Life and Annuity Company Annual Report on Form 10-K for 2000. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

2.   Reinsurance

          The Company has reinsurance agreements whereby all contract charges, credited interest, policy benefits and certain expenses are ceded to ALIC and reflected net of such reinsurance in the condensed statements of operations. Reinsurance recoverable and the related reserve for life-contingent contract benefits and contractholder funds are reported separately in the condensed statements of financial position. The Company continues to have primary liability as the direct insurer for risks reinsured.

          Investment income earned on the assets which support contractholder funds and the reserve for life-contingent contract benefits is not included in the Company's condensed financial statements as those assets are owned and managed under the terms of reinsurance agreements. The following table summarizes amounts ceded to ALIC under reinsurance agreements.


                                                     Three Months Ended                        Nine Months Ended
      (in thousands)                                    September 30,                            September 30,
                                            --------------------------------------    ------------------------------------
                                                   2001              2000                   2001                2000
                                            ----------------      ----------------    --------------      ----------------
      Contract charges                       $       7,534        $    10,009         $        23,977     $       28,542
      Credited interest, policy benefits
           and certain expenses                     90,958             75,312                 286,984            245,315




                       GLENBROOK LIFE AND ANNUITY COMPANY
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


3.   Comprehensive Income

          The components of other comprehensive income on a pretax and after-tax basis are as follows:

                                                                 Three months ended September 30,
                                           -----------------------------------------------------------------------------
   (in thousands)                                         2001                                     2000
                                           ------------------------------------     ------------------------------------
                                                                      After-                                  After-
                                             Pretax        Tax         tax            Pretax        Tax         tax
   Unrealized capital gains and
       losses:
   Unrealized holding gains (losses)
       arising during the period           $    4,958    $  (1,736)  $  3,222       $     2,167  $  (758)   $   1,409
   Less:  reclassification
        adjustments                                59          (21)        38                 1        -            1
                                           ----------    ---------   --------       -----------  -------    ---------
   Unrealized net capital gains (losses)        4,899       (1,715)     3,184             2,166     (758)       1,408
                                           ----------    ---------   --------       -----------  -------    ---------
   Other comprehensive income (loss)       $    4,899    $  (1,715)     3,184       $     2,166  $  (758)       1,408
                                           ==========    =========                  ===========  =======

   Net income                                                           1,795                                   1,797
                                                                     --------                               ---------

   Comprehensive income                                              $  4,979                               $   3,205
                                                                     ========                               =========


                                                                  Nine months ended September 30,
                                           -------------------------------------------------------------------------------
   (in thousands)                                          2001                                      2000
                                           --------------------------------------    -------------------------------------
                                                                       After-                                    After-
                                              Pretax        Tax          tax           Pretax         Tax         tax
   Unrealized capital gains and
        losses:
   Unrealized holding gains (losses)
        arising during the period           $     5,230   $  (1,831)  $   3,399      $    2,809    $    (983)  $   1,826
   Less:  reclassification
        adjustments                                  13          (5)          8             (13)           5          (8)
                                            -----------   ---------   ---------      ----------    ---------   ---------
   Unrealized net capital gains (losses)          5,217      (1,826)      3,391           2,822         (988)      1,834
                                            -----------   ---------   ---------      ----------    ---------   ---------
   Other comprehensive income (loss)        $     5,217   $  (1,826)      3,391      $    2,822    $    (988)      1,834
                                            ===========   =========                  ==========    =========

   Net income                                                             5,284                                    5,274
                                                                      ---------                                 --------

   Comprehensive income                                               $   8,675                                $   7,108
                                                                      =========                                =========

                       GLENBROOK LIFE AND ANNUITY COMPANY
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


4.   Third Party Administration Agreement

     On July 18, 2000, the Company entered into an administrative services agreement with American Maturity Life Insurance Company ("American Maturity") to administer certain blocks of annuities that American Maturity reinsures to ALIC. Pursuant to the terms of the agreement, the Company is to provide insurance contract administration and financial services for all contracts covered under the reinsurance agreement. The administrative services agreement can be terminated by either the Company or American Maturity upon mutual consent or as otherwise provided for in the terms of the agreement. During the three month and nine month periods ended September 30, 2001, the Company earned administration fees of $28 thousand and $85 thousand and incurred $21 thousand and $64 thousand in related expenses, respectively.


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

                  ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF

   FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTH AND NINE
                MONTH PERIODS ENDED SEPTEMBER 30, 2001 AND 2000


     The following discussion highlights significant factors influencing results of operations and changes in financial position of Glenbrook Life and Annuity Company (the "Company"). It should be read in conjunction with the condensed financial statements and related notes thereto found under Part I Item 1 contained herein and with the discussion, analysis, financial statements and notes thereto in Part I Item 1 and Part II Items 7 and 8 of the Glenbrook Life and Annuity Company Annual Report on Form 10-K for the year ended December 31, 2000.

     The Company, a wholly owned subsidiary of Allstate Life Insurance Company ("ALIC"), which is a wholly owned subsidiary of Allstate Insurance Company ("AIC"), a wholly owned subsidiary of The Allstate Corporation (the "Corporation"), markets investment and life insurance products through banks and securities firms. Savings products include deferred annuities and immediate annuities without life contingencies. Deferred annuities include fixed rate, market value adjusted, indexed and variable annuities. Life insurance consists of interest-sensitive life and variable life insurance.

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

     Certain variable annuity contracts have provisions wherein the Company contractually guarantees either a minimum return or account value upon death or annuitization. An actuarial general account reserve is established in the event that the account value of certain contracts are projected to be below the value guaranteed by the Company at the expected date of death or annuitization and is transferred to ALIC under intercompany reinsurance agreements.


RESULTS OF OPERATIONS

                                               Three Months Ended                    Nine Months Ended
(in thousands)                                   September 30,                         September 30,
                                                 -------------                         -------------
                                              2001           2000                   2001           2000
                                          ------------- ---------------        --------------- --------------
Net investment income                     $      2,694   $    2,762             $    8,088      $    8,017

Realized capital gains and losses                   59            1                     13              91

Administration fees                                 28            -                     85               -

Administration expenses                             21            -                     64               -
Income tax expense                                 965          966                  2,838           2,834
                                          ------------   ----------             ----------      ----------

Net income                                $     1,795    $    1,797             $    5,284      $    5,274
                                          ===========    ==========             ==========      ==========

     The Company has reinsurance agreements under which all contract and policy related transactions are transferred to ALIC. The Company's results of operations include Net investment income and Realized capital gains and losses earned on the assets of the Company that are not transferred under the reinsurance agreements. Also included in the results of operations are Administration fees earned and expenses incurred from a third party administration agreement, as described in Note 4 on page 6 of Item 1. Notes to Condensed Financial Statements.

                  ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF

   FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTH AND NINE
                 MONTH PERIODS ENDED SEPTEMBER 30, 2001 AND 2000


     Net income for the third quarter and for the nine months ended September 30, 2001 were comparable to the same periods last year. Net investment income decreased 2.5% to $2.7 million for the third quarter and increased 1.0% to $8.1 million for the nine months ended September 30, 2001 compared to the same periods last year. The decrease in Net investment income for the third quarter of 2001 is attributable to lower investment yields, partially offset by higher investment balances, compared to the same period in 2000. The overall increase in Net investment income for the first nine months of 2001 is attributable to higher investment balances, as well as higher investment yields, compared to the same period last year. Investments at September 30, 2001, excluding Separate Accounts and unrealized gains and losses on fixed income securities, grew 4.5% from same period last year.

     Realized capital gains, after tax, were $38 thousand and $8 thousand for the third quarter of 2001 and the first nine months of 2001, respectively, compared to realized capital gains, after-tax, of $1 thousand and $59 thousand for the same periods last year. Period to period fluctuations in realized capital gains and losses are largely the result of the timing of sales decisions reflecting management's view of individual securities and overall market conditions.


FINANCIAL POSITION

  (in thousands)                                              September 30,
                                                                   2001
                                                            ------------------
  Fixed income securities (1)                               $         162,763
  Short-term                                                            8,137
                                                            -----------------
        Total investments                                   $         170,900
                                                            =================
  Reinsurance recoverable from ALIC                         $       5,227,203
                                                            =================
  Separate Accounts assets and liabilities                  $       1,401,411
                                                            =================
  Contractholder funds                                      $       5,219,834
                                                            =================

(1) Fixed income securities are carried at fair value. Amortized cost for these securities was $153,238 at September 30, 2001.

       Total investments were $170.9 million at September 30, 2001 compared to $147.2 million at December 31, 2000, an increase of 16.1%. The increase was due to investment of cash on hand as well as cash flows from operating activities and increased unrealized net capital gains on fixed income securities. Investments at September 30, 2001, excluding unrealized gains on fixed income securities, grew 13.4% from December 31, 2000.

     At September 30, 2001, substantially all the Company's fixed income securities portfolio is rated investment grade, which is defined by the Company as a security having a National Association of Insurance Commissioners ("NAIC") rating of 1 or 2, a Moody's rating of Aaa, Aa, A or Baa, or a comparable Company internal rating.

     The ratings of securities in the Company's portfolio are influenced by many factors, including the impact of the economic environment on individual securities. A fluctuation in these ratings could materially impact the results of operations, liquidity or financial position of the Company. The Company closely monitors its fixed income and equity securities portfolios for rating changes or other declines in value that are other than temporary. Fixed income securities are placed on non-accrual status when they are in default or when the timing or receipt of principal or interest payments are in doubt. Write downs of fixed income and equity securities are recorded when the decline in value is considered to be other than temporary.

     During the nine months ended September 30, 2001, Contractholder funds increased $523.0 million resulting from sales of the Company's fixed rate annuity contracts, partially offset by surrenders and withdrawals on fixed rate annuity contracts. As the Company's interest-sensitive life policies and annuity contracts in-force grow and age, the dollar amount of surrenders and withdrawals will likely increase. While the overall amount of surrenders may increase in the future, a significant increase in the level of surrenders relative to total contractholder account balances is not anticipated. The increase in Reinsurance recoverable from ALIC of $524.3 million results from contract benefit obligations ceded to ALIC.

     Separate Accounts assets and liabilities decreased 19.5% to $1.40 billion at September 30, 2001. The decrease was driven by unrealized losses in the Separate Accounts investment portfolios resulting from stock market volatility and surrenders and withdrawals, that were partially offset by sales of variable annuity contracts and transfers from the fixed account contract option to variable Separate Accounts funds.

                  ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF

   FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTH AND NINE
                 MONTH PERIODS ENDED SEPTEMBER 30, 2001 AND 2000


CAPITAL RESOURCES AND LIQUIDITY

     Under the terms of reinsurance agreements, all deposits, excluding those relating to Separate Accounts, are transferred to ALIC, which maintains the investment portfolios supporting the Company's products. All payments of policyholder claims, benefits, contract maturities, contract surrenders and withdrawals and certain operating costs are also reimbursed by ALIC, under the terms of the reinsurance agreements. The Company continues to have primary liability as a direct insurer for risks reinsured. The Company's ability to meet liquidity demands is dependent on ALIC's ability to meet those demands. ALIC's claims-paying ability was rated Aa2, AA+ and A+ by Moody's, Standard and Poor's and A.M. Best, respectively, at September 30, 2001.

     The primary sources for the remainder of the Company's funds are the collection of principal and interest from the investment portfolio and capital contributions from ALIC. The primary uses for the remainder of the Company's funds are to purchase investments, pay costs associated with the maintenance of the Company's investment portfolio and to pay shareholder dividends.

     At September 30, 2001, the Moody's, Standard and Poor's and A.M. Best claims-paying ratings for the Company were Aa2, AA+ and A+, respectively.

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

o There is uncertainty involved in estimating the availability of reinsurance and the collectibility of reinsurance recoverables. This uncertainty arises from a number of factors, including whether losses meet the qualifying conditions of the reinsurance contracts and if reinsurers have the financial capacity and willingness to pay.

o In the wake of the September 11 attack on the World Trade Center in New York City and the Pentagon in Washington D.C., and the plane crash in Pennsylvania, insurers are evaluating the possibility of excluding acts of terrorism from certain types of insurance policies. In the event that insurance coverage for terrorism becomes unavailable or very expensive, there could be significant adverse impacts on some portion of the Company's investment portfolio, particularly in sectors such as airlines and real estate. For example, commercial mortgages or certain debt obligations might be adversely affected due to the inability to obtain coverage to restore the related real estate, or other property, thereby creating the potential for increased default risk.

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

                  ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF

   FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTH AND NINE
                 MONTH PERIODS ENDED SEPTEMBER 30, 2001 AND 2000


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

PART II.      OTHER INFORMATION


Item 1.  Legal Proceedings

         The discussion "Regulation and Legal Proceedings" in Part 1, Item 1,
Note 5 of this Form 10-Q is incorporated herein by reference.


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

(15) None

(18) None

(19) None

(22) None

(23) Not required

(24) None

 (b) Reports on 8-K

            No reports on Form 8-K were filed during the third quarter of 2001.

                             SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the th day of November, 2001.



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