Form 10-K405
period 2001-12-31
GLENBROOK LIFE & ANNUITY CO
filed 2002-03-29
CIK 945094

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------
                                    FORM 10-K

    The Registrant meets the conditions set forth in General Instruction I(1)(a) and(b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

       |X|    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                               EXCHANGE ACT OF 1934
                       FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                                       OR

       |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 333-82906

                       GLENBROOK LIFE AND ANNUITY COMPANY

             (Exact name of registrant as specified in its charter)

                  ARIZONA                                35-1113325
          (State of Incorporation)          (I.R.S. Employer Identification No.)
            3100 SANDERS ROAD
          NORTHBROOK, ILLINOIS                              60062
(Address of principal executive offices)                  (Zip Code)

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: 847/402-5000

                                   -----------

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS, AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                                 YES |X| NO |_|

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILIERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF THE REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K.
                                 YES |X| NO |_|

AS OF MARCH 29, 2002, THE REGISTRANT HAD 5,000 COMMON SHARES, $500 PAR VALUE, OUTSTANDING, ALL OF WHICH ARE HELD BY ALLSTATE LIFE INSURANCE COMPANY.

                       GLENBROOK LIFE AND ANNUITY COMPANY
                                TABLE OF CONTENTS
                                DECEMBER 31, 2001


                                                                                                                 PAGE
PART I.
Item 1.        Business *                                                                                           2
Item 2.        Properties *                                                                                         3
Item 3.        Legal Proceedings                                                                                    3
Item 4.        Submission of Matters to a Vote of Security Holders *                                              N/A
PART II
Item 5.        Market for Registrant's Common Equity and Related Stockholder Matters                                3
Item 6.        Selected Financial Data **
Item 7.        Management's Discussion and Analysis of Financial Condition and Results of Operations                4
Item 7a.       Quantitative and Qualitative Disclosures about Market Risk                                          15
Item 8.        Financial Statements and Supplementary Data                                                         15
Item 9.        Change in and Disagreements with Accountants on Accounting and Financial Disclosure                 15
PART III
Item 10.       Directors and Executive Officers of the Registrant **                                              N/A
Item 11.       Executive compensation                                                                             N/A
Item 12.       Security Ownership and Certain Beneficial Owners and Management **                                 N/A
Item 13.       Certain Relationships and Related Transactions **                                                  N/A
PART IV
Item 14.       Exhibits, Financial Statement Schedules and Reports on Form 8-K                                     15
               Signatures                                                                                          16
               Index to Financial Statement Schedules                                                              17

             * Item prepared in accordance with General Instruction I(2) of
               Form 10-K.
            ** Omitted pursuant to General Instruction I (2) of Form 10-K.

                                     PART I

ITEM 1.  BUSINESS

         Glenbrook Life and Annuity Company ("Glenbrook Life" or the "Company") is a stock life insurance company originally organized under the laws of the State of Indiana in 1965. From 1965 to 1983 the Company was known as "United Standard Life Assurance Company" and from 1983 to 1992 the Company was known as "William Penn Life Assurance Company of America." In 1992, the Company was renamed Glenbrook Life and redomesticated to Illinois. In 1998, the Company was redomesticated to Arizona.

         Glenbrook Life is a wholly owned subsidiary of Allstate Life Insurance Company ("ALIC"), a stock life insurance company incorporated under the laws of the State of Illinois. ALIC is a wholly owned subsidiary of Allstate Insurance Company ("AIC"), a stock property-liability insurance company incorporated under the laws of the State of Illinois. All of the outstanding capital stock of AIC is owned by The Allstate Corporation (the "Corporation"), a Delaware company which has several different classes of securities, including common stock, registered with the Securities and Exchange Commission.

         Glenbrook Life, a single segment entity, markets a diversified group of products to meet consumers' lifetime needs in the areas of protection and retirement solutions through financial services firms. These products include interest-sensitive life, including variable life; fixed annuities, including market value adjusted annuities and equity-indexed annuities; immediate annuities; and variable annuities. ALFS, Inc. ("ALFS") is the principal underwriter for certain Glenbrook Life products, such as variable life, variable annuities and fixed annuities with a market value adjustment feature. ALFS is a wholly owned subsidiary of ALIC and is a registered broker-dealer under the Securities Exchange Act of 1934.

         Glenbrook Life and ALIC entered into reinsurance agreements, effective June 5, 1992, under which Glenbrook Life reinsures all of its business with ALIC. Under the agreements, contract charges, credited interest, policy benefits and certain expenses under all general account contracts are reinsured with ALIC. ALIC is bound to stand behind the Company's contractual obligations to its policyholders. However, the obligations of ALIC under the reinsurance agreements are to the Company. The Company continues to have primary responsibility as the direct insurer for risks reinsured. In addition, assets of the Company that relate to insurance in-force, excluding Separate Accounts assets, are transferred to ALIC. Therefore, the funds necessary to support the operations of the Company are provided by ALIC and the Company is not required to obtain additional capital to support in-force or future business.

         Under the Company's reinsurance agreements with ALIC, the Company reinsures all reserve liabilities with ALIC except for variable contracts it issues. The assets which support these liabilities are owned and managed by ALIC.

          The assets and liabilities of the variable contracts are held in legally-segregated, unitized Separate Accounts and retained by the Company. Contract charges are reinsured to ALIC and consist of charges assessed against the account values of the Separate Accounts.

         Glenbrook Life's and ALIC's general account assets must be invested in accordance with applicable state laws. These laws govern the nature and quality of investments that may be made by life insurance companies and the percentage of their assets that may be committed to any particular type of investment.

         Glenbrook Life is engaged in a business that is highly competitive because of the large number of stock and mutual life insurance companies and other entities competing in the sale of insurance and annuities. As of December 2000, the last year for which current information is available, there were approximately 1,400 stock, mutual and other types of insurers in business in the United States. Several independent rating agencies regularly evaluate life insurer's claims paying ability, quality of investments and overall stability. A.M. Best Company assigns A+ (Superior) to ALIC which automatically reinsures all net business of Glenbrook Life. A.M. Best Company also assigns Glenbrook Life the rating of A+(r) because Glenbrook Life automatically reinsures all business with ALIC. Standard & Poor's Insurance Rating Services assigns AA+ (very strong) to the Company's claims-paying ability and Moody's Investors Service assigns an Aa2 (excellent) financial strength rating to the Company. Glenbrook Life shares the same ratings of its parent, ALIC. In February 2002, Standard & Poor's affirmed its December 31, 2001 ratings. Standard & Poor's revised its outlook for ALIC and its rated subsidiaries and affiliates to "negative" from "stable". This revision is part of an ongoing life insurance industry review recently initiated by Standard & Poor's. Moody's and A.M. Best reaffirmed its ratings and outlook for the Company and ALIC.

The Company's business is subject to the effects of a changing social, economic and regulatory environment. State and federal regulatory initiatives have varied and have included employee benefit regulations, removal of barriers preventing banks from engaging in the securities and insurance businesses, tax law changes affecting the taxation of insurance companies, the tax treatment of insurance products and its impact on the relative desiribility of various personal investment vehicles, and the overall expansion of regulation. The ultimate changes and eventual effects, if any, of these initiatives are uncertain.

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

ITEM 3.  LEGAL PROCEEDINGS

         The Company and its Board of Directors know of no material legal proceedings pending to which the Company is a party or which would materially affect the Company. The Company is involved in pending and threatened litigation in the normal course of its business in which claims for monetary damages are asserted. Management, after consultation with legal counsel, does not anticipate the ultimate liability arising from such pending or threatened litigation to have a material effect on the financial position or results of operations of the Company.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         All of the Company's outstanding shares are owned by its parent, ALIC. ALIC's outstanding common stock is owned by AIC. All of the outstanding shares of AIC are owned by the Corporation.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         THE FOLLOWING DISCUSSION HIGHLIGHTS SIGNIFICANT FACTORS INFLUENCING RESULTS OF OPERATIONS AND CHANGES IN FINANCIAL POSITION OF GLENBROOK LIFE AND ANNUITY COMPANY (THE "COMPANY"). IT SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND RELATED NOTES. TO CONFORM WITH THE 2001 PRESENTATION, CERTAIN PRIOR YEAR AMOUNTS HAVE BEEN RECLASSIFIED.

CRITICAL ACCOUNTING POLICIES

         In response to the Securities and Exchange Commission's ("SEC") release "Cautionary Advice Regarding Disclosure about Critical Accounting Policies", the Company identified critical accounting policies by considering policies that involve the most complex or subjective judgments or assessments. The Company has identified three policies as critical accounting policies because they involve a higher degree of judgment and complexity. A brief summary of each critical accounting policy follows. For a more complete discussion of the judgments and other factors affecting the measurement of these items, see the referenced sections of Management's Discussion and Analysis ("MD&A").

         - INVESTMENTS -All fixed income securities are carried at fair value and may be sold prior to their contractual maturity ("available for sale"). The difference between the amortized cost of fixed income securities and fair value, net of deferred income taxes, is reflected as a component of Shareholder's equity.

                  The Company closely monitors its fixed income portfolios for declines in value that are other than temporary. Securities are placed on non-accrual status when they are in default or when timing or receipt of principal or interest payments are in doubt. Provisions for losses are recognized for declines in the value of fixed income securities that are deemed to be other than temporary. Such write-downs are included in Realized capital gains and losses.

         - LIFE INSURANCE RESERVES AND CONTRACTHOLDER FUNDS - Reserves for life-contingent contract benefits, which relate to immediate annuities with life contingencies are computed on the basis of long-term actuarial assumptions as to future investment yields, mortality, morbidity, terminations and expenses. These assumptions include provisions for adverse deviation and generally vary by such characteristics as type of coverage, year of issue and policy duration.

                  Contractholder funds arise from the issuance of contracts that include an investment component, including fixed annuities, interest-sensitive life policies and other investment contracts. Deposits received are recorded as interest-bearing liabilities. Contractholder funds are equal to deposits received and interest credited to the benefit of the contractholder less surrenders and withdrawals, mortality charges and administrative expenses. The Company reinsures all reserve liabilities with Allstate Life Insurance Company ("ALIC").

         - REINSURANCE RECOVERABLE - The Company has reinsurance agreements whereby all contract charges, credited interest, policy benefits and certain expenses are ceded to ALIC. Reinsurance does not extinguish the Company's primary liability under the policies written.

         The Company also discloses its significant accounting policies in Note 2 to the financial statements.

OVERVIEW

         The Company, a wholly owned subsidiary of ALIC, which is a wholly owned subsidiary of Allstate Insurance Company ("AIC"), a wholly owned subsidiary of The Allstate Corporation (the "Corporation"), markets a diversified group of products to meet consumers' lifetime needs in the areas of protection and retirement solutions through financial services firms. These products include interest-sensitive life, including variable life; fixed annuities, including equity-indexed life; immediate annuities; and variable annuities.

         The Company has identified itself as a single segment entity.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

(IN THOUSANDS)
                                                           2001               2000              1999
                                                           ----               ----              ----
Net investment income                                $        10,715      $       10,808   $        6,579
Realized capital gains and losses                                435                 419              312
Income tax expense                                             3,896               3,925            2,382
                                                     ---------------      --------------   --------------
Net income                                           $         7,254      $        7,302   $        4,509
                                                     ===============      ==============   ==============

         The Company has a reinsurance agreement under which all contract and policy related transactions are transferred to ALIC. The Company's results of operations include only net investment income and realized capital gains and losses earned on the assets of the Company that are not transferred under the reinsurance agreements.

         Net income of $7.3 million in 2001 was comparable to 2000. Net income increased $2.8 million to $7.3 million in 2000 from $4.5 million in 1999 due to increases in net investment income and realized capital gains.

         During 2001, Net investment income was comparable to 2000 as the effect of higher investment balances was more than offset by lower investment yields as well as increased investment expenses during 2001. Net investment income increased $4.2 million to $10.8 million in 2000. The increase resulted from the investment of the $49.6 million capital contribution in late 1999 and was partially offset by lower investment yields. Investments, excluding Separate Accounts and unrealized gains and losses on fixed income securities, increased 12.5% in 2001 and decreased 2.9% in 2000. The Company expects to experience lower investment yields due, in part, to the reinvestment of proceeds from calls and maturities and the investment of positive cash flows from operations in securities yielding less than the average portfolio rate.

         Realized capital gains, after-tax, were $283 thousand, $272 thousand and $203 thousand in 2001, 2000 and 1999, respectively. In 2001, 2000 and 1999, realized capital gains resulted from the sale of fixed income securities. Period to period fluctuations in realized capital gains and losses are the result of timing of sales decisions reflecting management's decision on positioning the portfolio, assessments of individual securities, overall market conditions and write-downs when an assessment is made by the Company that a decline in value of a security is other than temporary.


FINANCIAL POSITION


(IN THOUSANDS)
                                                              2001                    2000
                                                     --------------          --------------
Fixed income securities (1)                          $      160,974          $      144,127
Short-term                                                    6,592                   3,085
                                                     --------------          --------------
         Total investments                           $      167,566          $      147,212
                                                     ==============          ==============

Reinsurance recoverable from ALIC                    $    5,378,036          $    4,702,940
                                                     ==============          ==============

Contractholder funds                                 $    5,370,475          $    4,696,846
                                                     ==============          ==============

Reserve for life-contingent contract benefits        $        7,561          $        6,094
                                                     ==============          ==============

Separate Accounts assets and liabilities             $    1,547,953          $    1,740,328
                                                     ==============          ==============


(1) Fixed income securities are carried at fair value. Amortized cost for these securities was $154.2 million and $139.8 million at December 31, 2001 and 2000, respectively.

         Total investments increased $20.4 million from December 31, 2000 to $167.6 million at December 31, 2001. The increase was primarily due to cash on hand at December 31, 2000 being invested in fixed income securities and short-term investments during 2001 as well as positive cash flows from operating activities and an increase in unrealized gains on fixed income securities.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FIXED INCOME SECURITIES

         The Company's fixed income securities portfolio consists of publicly traded corporate bonds, U.S. government bonds, mortgage-backed securities, privately placed corporate obligations, and taxable and tax-exempt municipal bonds. The Company generally holds its fixed income securities to maturity, but has classified all of these securities as available for sale to allow maximum flexibility in portfolio management. At December 31, 2001, unrealized net capital gains on the fixed income securities portfolio totaled $6.8 million compared to $4.3 million at December 31, 2000. The increase in the unrealized capital gain position is primarily attributable to interest rate fluctuations from year to year. As of December 31, 2001, approximately 99.7% of the fixed income securities portfolio was invested in taxable securities.

         The Securities Valuation Office of the National Association of Insurance Commissioners ("NAIC") evaluates the fixed income securities investments of insurers for regulatory reporting purposes and assigns securities to one of six investment categories called "NAIC designations." The NAIC designations parallel the credit ratings of the Nationally Recognized Statistical Rating Organizations for marketable securities. NAIC designations 1 and 2 include securities considered investment grade (rated "Baa3" or higher by Moody's, or rate "BBB-" or higher by Standard & Poor's) by such rating organizations. NAIC designations 3 through 6 include securities considered below investment grade (rated "Ba1" or lower by Moody's, or rated "BB+" or lower by Standard and Poor's).

         At December 31, 2001, approximately 97.3% of the Company's fixed income securities portfolio was rated investment grade, which is defined by the Company as a security having a NAIC rating of 1 or 2, a Moody's rating of Aaa, Aa, A or Baa, or a comparable Company internal rating. The quality mix of the Company's fixed income securities portfolio at December 31, 2001 is presented in the following table:

(IN THOUSANDS)
NAIC
RATINGS       MOODY'S EQUIVALENT DESCRIPTION                 FAIR VALUE       PERCENT TO TOTAL
-------       ------------------------------                 ----------       ----------------
1             Aaa/Aa/A                                        $ 131,674              81.8%
2             Baa                                                24,886              15.5
3             Ba                                                  1,824               1.1
5             Caa and lower                                         690               0.4
6             In or near default                                  1,900               1.2
                                                              ---------             -----
                                                              $ 160,974             100.0%
                                                              =========             =====


         As of December 31, 2001, the fixed income securities portfolio contained $3.6 million of privately placed corporate obligations compared with $2.1 million at December 31, 2000. The benefits of privately-placed securities as compared to public securities are generally higher yields, improved cash flow predictability through pro-rata sinking funds on many bonds, and a combination of covenant and call protection features designed to better protect the holder against losses resulting from credit deterioration, reinvestment risk and fluctuations in interest rates. A relative disadvantage of privately-placed securities as compared to public securities is relatively reduced liquidity. At December 31, 2001, 100% of the privately-placed securities were rated as investment grade by either the NAIC or the Company's internal ratings. The Company determines the fair value of privately-placed fixed income securities based on discounted cash flows using current interest rates for similar securities.

         At December 31, 2001 and 2000, $33.5 million and $43.7 million, respectively, of the fixed income securities portfolio was invested in mortgage-backed securities ("MBS"). The MBS portfolio consists primarily of securities that were issued by or have underlying collateral that is guaranteed by U.S. government agencies or sponsored entities. Therefore, the MBS portfolio has relatively low credit risk.

         The MBS portfolio is subject to interest rate risk since the price volatility and ultimate realized yield are affected by the rate of repayment of the underlying mortgages. The Company attempts to limit interest rate risk on these securities by investing a portion of the portfolio in securities that provide prepayment protection. At December 31, 2001, 23.0% of the MBS portfolio was invested in planned amortization class bonds.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The Company closely monitors its fixed income securities portfolios for rating changes or other declines in value that are other than temporary. Securities are placed on non-accrual status when they are in default or when the timing or receipt of principal or interest payments are in doubt.

SHORT-TERM INVESTMENTS

         The Company's short-term investment portfolio was $6.6 million and $3.1 million at December 31, 2001 and 2000, respectively. The Company invests available cash balances primarily in taxable short-term securities having a final maturity date or redemption date of one year or less.

REINSURANCE RECOVERABLE FROM ALLSTATE LIFE INSURANCE COMPANY, CONTRACTHOLDER FUNDS AND RESERVES FOR LIFE-CONTINGENT CONTRACT BENEFITS

         Under accounting principles generally accepted in the United State of America ("GAAP"), when reinsurance contracts do not relieve the ceding company of legal liability to policyholders, the ceding company is required to report reinsurance recoverables arising from these contracts separately as assets. The liabilities for the contracts are reported as contractholder funds or reserves for life-contingent contract benefits, depending on the characteristics of the contracts. Under the reinsurance agreements with ALIC, all policyholder obligations are reinsured to ALIC.

         At December 31, 2001, Contractholder funds increased to $5.37 billion from $4.70 billion at December 31, 2000 as the result of additional deposits from fixed annuities and credited interest partially offset by surrenders and withdrawals. Reserves for life-contingent contract benefits increased $1.5 million to $7.6 million at December 31, 2001 due to sales of immediate annuity contracts with life-contingencies. Reinsurance recoverable from ALIC increased correspondingly by $675.1 million due to the increase in policyholder obligations discussed above.

SEPARATE ACCOUNTS

         Separate Accounts assets and liabilities decreased 11.1% to $1.55 billion in 2001. The decreases were primarily attributable to unfavorable investment performance in the Separate Accounts' investment portfolios which more than offset sales of variable annuity contracts.

         The assets and liabilities related to variable contracts are legally segregated and reflected as Separate Accounts. The assets of the Separate Accounts are carried at fair value. Separate Accounts liabilities represent the contractholders' claims to the related assets and are carried at the fair value of the assets. Investment income and realized capital gains and losses of the Separate Accounts accrue directly to the contractholders and therefore, are not included in the Company's Statements of Operations. Revenues to the Company from the Separate Accounts consist of contract maintenance and administration fees and mortality, surrender and expense charges and are ceded to ALIC.

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

CORPORATE OVERSIGHT

         The Company administers and oversees investment risk management processes primarily through its Board of Directors and the Credit and Risk Management Committee ("CRMC"). The Board of Directors provides executive oversight of investment activities. The CRMC is a senior investment management committee consisting of the Chief Investment Officer, the Investment Risk Manager, and other investment officers who are responsible for the day-to-day management of investment risk. The CRMC meets at least monthly to provide detailed oversight of investment risk, including market risk.

         The Company has investment guidelines that define the overall framework for managing market and other investment risks, including the accountabilities and controls over these activities. In addition, the Company has a specific Board of Directors-approved

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

investment policy delineating the investment limits and strategies that are appropriate for the Company's liquidity, surplus, product and regulatory requirements.

         The day-to-day management of market risk within defined tolerance ranges occurs as portfolio managers buy and sell within their respective markets based upon the acceptable boundaries established by the investment policy. The Company has implemented a comprehensive daily measurement process, administered by the Investment Risk Manager, for monitoring compliance to limits established by the investment policy.

INTEREST RATE RISK

         Interest rate risk is the risk that the Company will incur economic losses due to adverse changes in interest rates, as the Company invests substantial funds in interest-sensitive assets.

         One of the measures used to quantify this exposure is duration. Duration measures the sensitivity of the fair value of assets to changes in interest rates. For example, if interest rates increase by 1%, the fair value of an asset with a duration of 5 is expected to decrease in value by approximately 5%. At December 31, 2001, the Company's asset duration was approximately 4.3, versus 4.2 at December 31, 2000.

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

         Based upon the information and assumptions the Company uses in its duration calculation and interest rates in effect at December 31, 2001, management estimates that a 100 basis point immediate, parallel increase in interest rates ("rate shock") would decrease the net fair value of its assets identified above by approximately $7.0 million versus $6.0 million at December 31, 2000. The selection of a 100 basis point immediate parallel increase in interest rates should not be construed as a prediction by the Company's management of future market events, but only as an illustration of the potential impact of such an event.

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

         At December 31, 2001, the Company had Separate Accounts assets totaling $1.55 billion. This is a decrease from the $1.74 billion of Separate Accounts assets at December 31, 2000. The Company earns mortality and expense fees as a percentage of the account values in the Separate Accounts. In the event of an immediate decline of 10% in the account values due to equity market declines, the Company would earn approximately $2.4 million less in annualized fee income which would be ceded to ALIC. This is a slight increase over the $2.2 million amount determined at December 31, 2000. The contractholder of a variable annuity product may elect to purchase a minimum death benefit guarantee or a minimum income benefit guarantee, generally at the time of purchase. Both guarantees may subject the Company to additional equity price risk, as the beneficiary or contractholder may receive their benefit for an amount greater than the fund balance under contractually defined circumstances and terms. These guarantees are ceded to ALIC. The Company expects growth in its variable annuity products in the future, stemming from both new sales as well as market value appreciation, which will increase the Company's, as well as ALIC's, exposure to equity price risk.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAPITAL RESOURCES AND LIQUIDITY

CAPITAL RESOURCES
         The company's capital resources consist of shareholder's equity. The following table summarizes the capital resources, at December 31:


(IN THOUSANDS)                                 2001                 2000                1999
                                               ----                 ----                ----
Common stock and retained income         $    157,885          $   150,631          $   143,329
Accumulated other comprehensive income          4,433                2,800                 (803)
                                              -------              -------              -------
      Total shareholder's equity         $    162,318          $   153,431          $   142,526
                                              =======              =======              =======

SHAREHOLDER'S EQUITY

         Shareholder's equity increased during 2001 as well as 2000 due to Net income and increased Unrealized net capital gains.

DEBT
         The Company had no outstanding debt at December 31, 2001 and 2000, respectively. The Company has entered into an intercompany loan agreement with the Corporation. The amount of funds available to the Company is at the discretion of the Corporation. The maximum amount of loans the Corporation will have outstanding to all its eligible subsidiaries at any given point in time is limited to $1.00 billion. No amounts were outstanding for the Company under the intercompany loan agreement at December 31, 2001 and 2000, respectively. The Corporation uses commercial paper borrowings and bank lines of credit to fund intercompany borrowings.

FINANCIAL RATINGS AND STRENGTHS

         Financial strength ratings have become an increasingly important factor in establishing the competitive position of insurance companies and, generally, may be expected to have an effect on an insurance company's sales. On an ongoing basis, rating agencies review the financial performance and condition of insurers. A downgrade, while not expected, could have a material adverse effect on the Company's business, financial condition and results of operations. The Company shares its financial strength ratings with its parent, ALIC, due to the 100% reinsurance agreements. The Company's current financial strength ratings are listed below:


                RATING AGENCY                   RATING                  RATING STRUCTURE
     Moody's Investors Service, Inc.      Aa2                 Second highest of nine ratings
                                          ("Excellent")       categories and mid-range within the
                                                              category based on modifiers (e.g.,
                                                              Aa1, Aa2 and Aa3 are "Excellent")

     Standard & Poor's Ratings Services   AA+                 Second highest of nine ratings
                                          ("Very Strong")     categories and highest within the
                                                              category based on modifiers (e.g.,
                                                              AA+, AA and AA- are "Very Strong")

     A.M. Best Company, Inc.              A+                  Highest of nine ratings categories
                                          ("Superior")        and second highest within the
                                                              category based on modifiers (e.g.,
                                                              A++ and A+ are "Superior" while A
                                                              and A- are "Excellent")

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         In February 2002, Standard & Poor's affirmed its December 31, 2001 ratings. Standard & Poor's revised its outlook for ALIC and its rated subsidiaries and affiliates to "negative" from "stable". This revision is part of an ongoing life insurance industry review recently initiated by Standard & Poor's. Moody's and A.M. Best reaffirmed its ratings and outlook for the Company and ALIC.

         The NAIC has a standard for assessing the solvency of insurance companies, which is referred to as risk-based capital ("RBC"). The standard is based on a formula for determining each insurer's RBC and a model law specifying regulatory actions if an insurer's RBC falls below specified levels. The RBC formula, which regulators use to assess the sufficiency of an insurer's capital, measures the risk characteristics of a company's assets, liabilities and certain off-balance sheet items. RBC is calculated by applying factors to various asset, premium and liability items. Within a given risk category, these factors are higher for those items with greater underlying risk and lower for items with lower underlying risk. At December 31, 2001, the Company's RBC was significantly above levels that would require regulatory actions.

         The NAIC has also developed a set of financial relationships or tests known as the Insurance Regulatory Information System to assist state regulators in monitoring the financial condition of insurance companies and identifying companies that require special attention or action from insurance regulatory authorities. The NAIC analyzes data provided by insurance companies using prescribed financial data ratios each with defined "usual ranges." Generally, regulators will begin to monitor an insurance company if its ratios fall outside the usual ranges for four or more of the ratios. If an insurance company has insufficient capital, regulators may act to reduce the amount of insurance it can issue. The Company is currently not under regulatory scrutiny based on these ratios.

LIQUIDITY

         The primary sources of funds for the Company are collection of principal and interest from the investment portfolio, capital contributions from ALIC and intercompany loans from the Corporation. The primary uses of these funds are to purchase investments, pay costs associated with the maintenance of the Company's investment portfolio, income taxes, dividends to ALIC and the repayment of intercompany loans from the Corporation.

         Under the terms of reinsurance agreements, premiums and deposits, excluding those relating to Separate Accounts, are transferred to ALIC, which maintains the investment portfolios supporting the Company's products. Payments of policyholder claims, benefits, contract maturities, contract surrenders and withdrawals and certain operating costs are also reimbursed by ALIC, under the terms of the reinsurance agreements. The Company continues to have primary liability as a direct insurer for risks reinsured. The Company's ability to meet liquidity demands on the reinsured products is dependent on ALIC's ability to meet those demands.

         The ability of the Company to pay dividends is dependent on business conditions, income, cash requirements of the Company and other relevant factors. The payment of shareholder dividends by the Company without the prior approval of the state insurance regulator is limited by Arizona law to formula amounts based on statutory surplus and statutory net gain from operations, as well as the timing and amount of dividends paid in the preceding twelve months. The maximum amount of dividends that the Company can distribute during 2002 without prior approval of the Arizona Department of Insurance is $7.0 million.


REGULATIONS AND LEGAL PROCEEDINGS

         The Company's business is subject to the effects of a changing social, economic and regulatory environment. State and federal regulatory initiatives have varied and have included employee benefit regulations, removal of barriers preventing banks from engaging in the securities and insurance businesses, tax law changes affecting the taxation of insurance companies, the tax treatment of insurance products and its impact on the relative desirability of various personal investment vehicles and the overall expansion of regulation. The ultimate changes and eventual effects, if any, of these initiatives are uncertain.

         From time to time, the Company is involved in pending and threatened litigation in the normal course of business in which claims for monetary damages are asserted. In the opinion of management, the ultimate liability, if any, in one or more of these actions in excess of amounts currently reserved is not expected to have a material effect on the results of operations, liquidity or financial position of the Company.

STATE INSURANCE REGULATION
         State insurance authorities have broad administrative powers with respect to all aspects of the life insurance business including:

-        Licensing to transact business
-        Licensing agents
-        Admittance of assets to support statutory surplus

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

-        Approving policy forms
-        Regulating unfair trade and claims practices
-        Establishing reserve requirements and solvency standards
- Regulating the type, amounts and valuations of investments permitted and other matters

         State insurance laws require the Company to file financial statements with insurance departments in all states in which the Company does business. The operations of the Company and the accounts are subject to examination by those departments at any time. The Company prepares statutory financial statements in accordance with accounting practices and procedures prescribed or permitted by these departments.

         State insurance departments conduct periodic examinations of the books and records, financial reporting, policy filings and market conduct of insurance companies domiciled in their states, generally once every three to five years. Examinations are generally carried out in cooperation with the insurance departments of other states under guidelines promulgated by the NAIC.

MARKET CONDUCT REGULATION

         State insurance laws and regulations include numerous provisions governing the marketplace activities of insurers, including provisions governing the form and content of disclosure to consumers, illustrations, advertising, sales practices and complaint handling. State regulatory authorities generally enforce these provisions through periodic market conduct examinations.


FEDERAL REGULATION AND SECURITIES OPERATIONS

         The Company's variable annuity and variable life insurance products generally are considered securities within the meaning of federal and state securities laws and are registered under the Securities Act of 1933 and are subject to regulation by the SEC, the National Association of Securities Dealers ("NASD") and state securities regulations. The Company's Separate Accounts are registered as investment companies under the Investment Company Act of 1940.

GUARANTY FUNDS

         Under state insurance guaranty fund laws, insurers doing business in a state can be assessed, up to prescribed limits, for certain obligations of insolvent insurance companies to policyholders and claimants. Amounts assessed to each company are typically related to its proportion of business written in a particular state. The Company's expenses related to these funds are immaterial and are ceded to ALIC under reinsurance agreements.



PENDING ACCOUNTING STANDARDS
          In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 142, "Goodwill and other Intangible Assets", which eliminates the requirement to amortize goodwill, and requires that goodwill and separately identified intangible assets with indefinite lives be evaluated for impairment on an annual basis (or more frequently if impairment indicators arise) on a fair value as opposed to an undiscounted basis. SFAS No. 142 is effective January 1, 2002. A transitional goodwill impairment test is required to be completed within the first six months of adoption with any resulting impairment charge recognized as the cumulative effect of a change in accounting principle in the statement of operations. The adoption of SFAS No. 142 is not expected to have a material impact on either the financial position or results of operations of the Company.

         In December 2001, the Accounting Standards Executive Committee ("AcSEC") issued Statement of Position ("SOP") 01-6, "Accounting by Certain Entities (Including Entities With Trade Receivables) That Lend to or Finance the Activities of Others", which is effective for interim and annual financial statements issued for the fiscal year beginning after December 15, 2001. The SOP conforms accounting and financial reporting practices for certain lending and financing activities, eliminating various specialized accounting practices that developed from the issuance of AICPA finance company, bank, and credit union audit guides. The SOP also explicitly incorporates lending and financing activities of insurance companies within its scope. The Company's adoption of SOP 01-6 is not expected to have a material effect on the results of operations or financial position.


FORWARD-LOOKING STATEMENTS

         This document contains "forward-looking statements" that anticipate results based on management's plans that are subject to uncertainty. These statements are made subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Forward-looking statements do not relate strictly to historical or current facts and may be identified by their use of words like "plans," "expects," "will," "anticipates," "estimates," "intends," "believes," "likely," and other words with similar meanings. These statements may address, among other things, our strategy for growth, product development, regulatory approvals, market position, expenses, financial results and reserves. Forward-looking statements are based on management's current expectations of future events. We cannot guarantee that any forward-looking statement will be accurate. However, we believe that our forward-looking statements are based on reasonable, current expectations and assumptions. We assume no obligation to update any forward-looking statements as a result of new information or future events or developments.

         If the expectations or assumptions underlying our forward-looking statements prove inaccurate or if risks or uncertainties arise, actual results could differ materially from those communicated in these forward-looking statements. In addition to the normal risks of business, the Company is subject to significant risk factors, including those listed below which apply to it as an insurance business and a provider of other financial services.

- In December 2001, the NAIC announced that it reached an agreement regarding the wording of insurance policy exclusions for acts of terrorism for commercial lines. In January 2002, the NAIC issued the following statement, "It is the sense of NAIC membership that terrorism exclusions are generally not necessary in personal lines property and casualty products to maintain a competitive market, and they may violate state law. However we recognize that state laws vary in their authority and discretion. Further, there may be unique company circumstances that need to be considered in individual cases. We expect these cases to be limited." In addition, several states have announced that they will not approve terrorism exclusions for personal and/or commercial lines of property and casualty insurance. Currently, the Corporation is examining the potential exposure in any of its insurance operations from acts of terrorism. The Corporation is also examining how best to address this exposure, if any, considering the interests of policyholders, shareholders, the lending community, regulators and others. The Company generally does not have exclusions for terrorist events included in its life insurance policies. In the event that a terrorist act occurs, the Company may be adversely impacted, depending on the nature of the event. With respect to the Company's investment portfolio, in the event that commercial insurance coverage for terrorism becomes unavailable or very expensive, there could be significant adverse impacts on some portion of the Company's portfolio, particularly in sectors such as airlines and real estate. For example, certain debt obligations might be adversely affected due to the inability to obtain coverage to restore the related real estate or other property, thereby creating the potential for increased default risk.

- Changes in market interest rates can have adverse effects on the Company's investment portfolio and investment income. Increases in market interest rates have an adverse impact on the value of the investment portfolio by decreasing unrealized capital gains on fixed income securities. In addition, increases in market interest rates as compared to rates offered on some of the Company's products could make those products less attractive and lead to lower sales and/or increase the level of surrenders on these products. Declining market interest rates could have an adverse impact on the Company's investment income as the Company reinvests proceeds from positive cash flows from operations and proceeds from maturing and called investments into new investments that could be yielding less than the portfolio's average rate.

- The impact of decreasing Separate Accounts balances as a result of volatile market conditions could cause contract charges realized by the Company, as well as ALIC, to decrease and increase the exposure to guaranteed minimum income and death benefits.

- The Company amortizes DAC related to contractholder funds in proportion to gross profits over the estimated lives of the contract periods. Periodically, the Company updates the assumptions underlying the gross profits, which include estimated future fees, investment margins and expense margins, in order to reflect actual experience. Updates to these assumptions result in adjustments to the cumulative amortization of DAC. These adjustments may have a material effect on results of operations. DAC and any related adjustments are ceded to ALIC.

- In order to manage interest rate risk, from time to time the Company adjusts the effective duration of assets in the investment portfolio. Those adjustments may have an impact on the value of the investment portfolio and on investment income.

- It is possible that the assumptions and projections used by the Company in establishing prices for the guaranteed minimum death benefits and guaranteed minimum income benefits on variable annuities, particularly assumptions and projections about investment performance, do not accurately anticipate the level of costs that the Company will ultimately incur and cede to ALIC in providing those benefits.

- Management believes the reserves for life-contingent contract benefits are adequate to cover ultimate policy benefits, despite the underlying risks and uncertainties associated with their determination when payments will not occur until well into the future. Reserves are based on many assumptions and estimates, including estimated premiums received over the assumed life of the policy,

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     the timing of the event covered by the insurance policy, the amount of benefits on claims to be paid and the investment returns on the assets purchased with the premium received. The Company periodically reviews and revises its estimates. If future experience differs from assumptions, it may have a material impact on results of operations ceded to ALIC.

- Under current U.S. tax law and regulations, deferred and immediate annuities and life insurance, including interest-sensitive products, receive favorable policyholder tax treatment. Any legislative or regulatory changes that adversely alter this treatment are likely to negatively affect the demand for these products. In addition, recent changes in the federal estate tax laws will affect the demand for the types of life insurance used in estate planning.

- The Company distributes its products under agreements with other members of the financial services industry that are not affiliated with the Company. Termination of one or more of these agreements due to, for example, changes in control of any of these entities, could have a detrimental effect on the Company's sales. This risk may be exacerbated by the enactment of the Gramm-Leach-Bliley Act of 1999, which eliminated many federal and state law barriers to affiliations among banks, securities firms, insurers and other financial service providers.

- The Corporation's liquidity could be significantly constrained by a catastrophe which results in extraordinary losses, a downgrade of the Corporation's current long-term debt rating of A1 and A+ (from Moody's and Standard & Poor's, respectively) to non-investment grade status of below Baa3/BBB-, a downgrade in AIC's financial strength rating from Aa2, AA and A+ (from Moody's Standard & Poor's and A.M. Best, respectively) to below Baa/BBB/B, or a downgrade in ALIC's or the Company's financial strength rating from Aa2, AA+ and A+ (from Moody's, Standard & Poor's and A.M. Best, respectively) to below Aa3/AA-/A-. In the event of a downgrade of the Corporation's ratings, ALIC and its rated subsidiaries would also experience a similar downgrade.

- In wake of the September 11 attack on the World Trade Center in New York City and the Pentagon in Washington D.C. and the plane crash in Pennsylvania, the resulting disruption in the financial markets revealed weaknesses in the physical and operational infrastructure that underlies the U.S. and worldwide financial systems. Those weaknesses did not impair the Company's liquidity in the wake of September 11. However, if an event of similar or greater magnitude occurs in the future and if the weaknesses in the physical and operational infrastructure of the U.S. and worldwide financial systems are not remedied, the Company could encounter significant difficulties in transferring funds, buying and selling securities and engaging in other financial transactions that support its liquidity.

- Financial strength ratings have become an increasingly important factor in establishing the competitive position of insurance companies and, generally, may be expected to have an effect on an insurance company's sales. On an ongoing basis, rating agencies review the financial performance and condition of insurers. A downgrade of either the Company or ALIC, while not expected, could have a material adverse effect on the Company's business, including the competitiveness of the Company's product offerings, its ability to market products, and its financial condition and results of operations.

- State insurance regulatory authorities require insurance companies to maintain specified levels of statutory capital and surplus. In addition, competitive pressures require the Company to maintain financial strength ratings. These restrictions affect the Company's ability to pay shareholder dividends to ALIC and use its capital in other ways.

- Following enactment of the Gramm-Leach-Bliley Act of 1999, federal legislation that allows mergers that combine commercial banks, insurers and securities firms, state insurance regulators have been collectively participating in a reexamination of the regulatory framework that currently governs the United States insurance business in an effort to determine the proper role of state insurance regulation in the U. S. financial services industry. We cannot predict whether any state or federal measures will be adopted to change the nature or scope of the regulation of the insurance business or what affect any such measures would have on the Company.

- The Gramm-Leach-Bliley Act of 1999 permits mergers that combine commercial banks, insurers and securities firms under one holding company. Until passage of the Gramm-Leach-Bliley Act, the Glass Steagall Act of 1933 had limited the ability of banks to engage in securities-related businesses and the Bank Holding Company Act of 1956 had restricted banks from being affiliated with insurers. With the passage of the Gramm-Leach-Bliley Act, bank holding companies may acquire insurers and insurance holding companies may acquire banks. In addition, grand-fathered unitary thrift holding companies, including the Allstate Corporation, may engage in activites that are not financial in nature. The ability of banks to affiliate with insurers may materially adversely affect all of the Company's product lines by substantially increasing the number, size and financial strength of potential competitors.

- In some states, mutual insurance companies can convert to a hybrid structure known as a mutual holding company. This process converts insurance companies owned by their policyholders to become stock insurance companies owned (through one or more

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     intermediate holding companies) partially by their policyholders and partially by stockholders. Also some states permit the conversion of mutual insurance companies into stock insurance companies (demutualization). The ability of mutual insurance companies to convert to mutual holding companies or to demutualize may materially adversely affect all of our product lines by substantially increasing competition for capital in the financial services industry.

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

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Documents Filed as Part of This Report

       1. Financial Statements. The Registrant's financial statements, for the years ended December 31, 2001, 2000 and 1999, together with the Report of Independent Accountants are set forth on pages F-1 to F-13 of this report.

       2. Financial Statement Schedules. The following are included in Part IV of this report:

       Schedule IV - Reinsurance page F-14

       All other schedules have been omitted because they are not applicable or not required or because the required information is included in the financial statements or notes thereto.

3. Exhibits. The exhibits required to be filed by Item 601 of Regulation S-K are listed under the caption "Exhibits" in Item 14(c).

       (b) Reports On Form 8-K

       No reports on Form 8-K were filed for the quarter ended December 31, 2001.

       (c) Exhibits

      --------------- ----------------------------------------------------------
      EXHIBIT NO.     DESCRIPTION
      --------------- ----------------------------------------------------------
      3(i)(A)         Articles of Amendment to the Amended and Restated Articles
                      of Incorporation and Articles of Redomestication of
                      Glenbrook Life and Annuity Company dated October 20, 1999.
      --------------- ----------------------------------------------------------
      3(i)(B)         Amended and Restated Articles of Incorporation and
                      Articles of Redomestication of Glenbrook Life and Annuity
                      Company. Incorporated herein by reference to Exhibit 3(i)
                      to Glenbrook Life and Annuity Company's Annual Report on
                      Form 10-K for 1998.
      --------------- ----------------------------------------------------------
      3(ii)           Amended and Restated Bylaws of Glenbrook Life and Annuity
                      Company. Incorporated herein by reference to Exhibit 3(ii)
                      to Glenbrook Life and Annuity Company's Annual Report on
                      Form 10-K for 1998.
      --------------- ----------------------------------------------------------
      10.1            Service and Expense Agreement among Allstate Insurance
                      Company and The Allstate Corporation and Certain Insurance
                      Subsidiaries. Incorporate herein by reference to
                      Exhibit 10.2 to Northbrook Life Insurance Company's Annual
                      Report on Form 10-K for 2001.
      --------------- ----------------------------------------------------------
      10.2            Investment Management Agreement and Amendment to Certain
                      Service and Expense Agreements Among Allstate Investments,
                      LLC and Allstate Insurance Company and The Allstate
                      Corporation and Certain Affiliates effective as of January
                      1, 2002. Incorporate herein by reference to Exhibit 10.3
                      to Northbrook Life Insurance Company's Annual Report on
                      Form 10-K for 2001.
      --------------- ----------------------------------------------------------
      23              Independent Auditor's Consent
      --------------- ----------------------------------------------------------

         SIGNATURE

         Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              GLENBROOK LIFE AND ANNUITY COMPANY (REGISTRANT)

March 28, 2002          By:               /s/ Thomas J. Wilson, II .
                                          --------------------------
                              PRESIDENT AND CHIEF EXECUTIVE OFFICER AND DIRECTOR
                                         (PRINCIPAL EXECUTIVE OFFICER)


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrants and in the capacities and on the dates indicated.

        SIGNATURE                      TITLE                               DATE
        ---------                      -----                               ----
        /S/ THOMAS J. WILSON, II       President and Chief Executive
        ------------------------
        Thomas J. Wilson, II           Officer and Director
                                       (Principal Executive Officer)
        /S/ MICHAEL J. VELOTTA         Vice President, Secretary,
        ----------------------
        Michael J. Velotta             General Counsel and Director

        /S/ SAMUEL H. PILCH            Group Vice President and
        -------------------
        Samuel H. Pilch                Controller
                                       (Principal Accounting Officer)
        /S/ STEVEN E. SHEBIK           Vice President and Director
        --------------------
        Steven E. Shebik               (Principal Financial Officer)
        /S/ MARLA G. FRIEDMAN          Vice President and Director
        ---------------------
        Marla G. Friedman
        /S/ MARGARET G. DYER           Director
        --------------------
        Margaret G. Dyer
        /S/ JOHN C. LOUNDS             Director
        ------------------
        John C. Lounds
        /S/ J. KEVIN MCCARTHY          Director
        ---------------------
        J. Kevin McCarthy

                              Financial Statements

                                      INDEX

                                                                                         PAGE
   Independent Auditors' Report...........................................................F-1

   Financial Statements:


         Statements of Operations and Comprehensive Income for the Years Ended
           December 31, 2001, 2000 and 1999...............................................F-2

         Statements of Financial Position
           December 31, 2001 and 2000.....................................................F-3

         Statements of Shareholder's Equity for the Years Ended
           December 31, 2001, 2000 and 1999...............................................F-4

         Statements of Cash Flows for the Years Ended
           December 31, 2001, 2000 and 1999...............................................F-5

              Notes to Financial Statements...............................................F-6

         Schedule IV- Reinsurance for the Years Ended
           December 31, 2001, 2000 and 1999..............................................F-14

INDEPENDENT AUDITORS' REPORT

TO THE BOARD OF DIRECTORS AND SHAREHOLDER OF
GLENBROOK LIFE AND ANNUITY COMPANY:

--------------------------------------------------------------------------------

We have audited the accompanying Statements of Financial Position of Glenbrook Life and Annuity Company (the "Company", an affiliate of The Allstate Corporation) as of December 31, 2001 and 2000, and the related Statements of Operations and Comprehensive Income, Shareholder's Equity and Cash Flows for each of the three years in the period ended December 31, 2001. Our audits also included Schedule IV--Reinsurance. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, Schedule IV--Reinsurance, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Chicago, Illinois
February 20, 2002

                       GLENBROOK LIFE AND ANNUITY COMPANY

               STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2001       2000       1999
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
REVENUES
  Net investment income.....................................  $10,715    $10,808    $ 6,579
  Realized capital gains and losses.........................      435        419        312
                                                              -------    -------    -------
INCOME FROM OPERATIONS BEFORE INCOME TAX EXPENSE............   11,150     11,227      6,891
Income Tax Expense..........................................    3,896      3,925      2,382
                                                              -------    -------    -------
NET INCOME..................................................    7,254      7,302      4,509
                                                              -------    -------    -------
OTHER COMPREHENSIVE INCOME (LOSS), AFTER-TAX
  Change in unrealized net capital gains and losses.........    1,633      3,603     (5,286)
                                                              -------    -------    -------
COMPREHENSIVE INCOME (LOSS).................................  $ 8,887    $10,905    $  (777)
                                                              =======    =======    =======

                       See notes to financial statements.

                       GLENBROOK LIFE AND ANNUITY COMPANY

                        STATEMENTS OF FINANCIAL POSITION

                                                                    DECEMBER 31,
                                                              -------------------------
                                                                 2001          2000
                                                              -----------   -----------
                                                              (IN THOUSANDS, EXCEPT PAR
                                                                     VALUE DATA)
ASSETS
Investments
  Fixed income securities, at fair value (amortized cost
   $154,154 and $139,819)...................................  $  160,974    $  144,127
  Short-term................................................       6,592         3,085
                                                              ----------    ----------
  Total investments.........................................     167,566       147,212
Cash........................................................          --        13,500
Reinsurance recoverable from Allstate Life Insurance
  Company, net..............................................   5,378,036     4,702,940
Other assets................................................       3,404         3,391
Separate Accounts...........................................   1,547,953     1,740,328
                                                              ----------    ----------
      TOTAL ASSETS..........................................  $7,096,959    $6,607,371
                                                              ==========    ==========
LIABILITIES
Contractholder funds........................................  $5,370,475    $4,696,846
Reserve for life-contingent contract benefits...............       7,561         6,094
Current income taxes payable................................       3,844         3,729
Deferred income taxes.......................................       2,610         1,842
Payable to affiliates, net..................................       2,198         5,101
Separate Accounts...........................................   1,547,953     1,740,328
                                                              ----------    ----------
      TOTAL LIABILITIES.....................................   6,934,641     6,453,940
                                                              ----------    ----------
COMMITMENTS AND CONTINGENT LIABILITIES (NOTE 8)

SHAREHOLDER'S EQUITY
Common stock, $500 par value, 10,000 shares authorized,
  5,000 shares issued and outstanding.......................       2,500         2,500
Additional capital paid-in..................................     119,241       119,241
Retained income.............................................      36,144        28,890
Accumulated other comprehensive income:
  Unrealized net capital gains and losses...................       4,433         2,800
                                                              ----------    ----------
      Total accumulated other comprehensive income..........       4,433         2,800
                                                              ----------    ----------
      TOTAL SHAREHOLDER'S EQUITY............................     162,318       153,431
                                                              ----------    ----------
      TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY............  $7,096,959    $6,607,371
                                                              ==========    ==========

                       See notes to financial statements.

                       GLENBROOK LIFE AND ANNUITY COMPANY

                       STATEMENTS OF SHAREHOLDER'S EQUITY

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2001       2000       1999
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
COMMON STOCK
Balance, beginning of year..................................  $  2,500   $  2,500   $  2,100
Issuance of stock...........................................        --         --        400
                                                              --------   --------   --------
Balance, end of year........................................     2,500      2,500      2,500
                                                              --------   --------   --------
ADDITIONAL CAPITAL PAID-IN
Balance, beginning of year..................................   119,241    119,241     69,641
Capital contribution........................................        --         --     49,600
                                                              --------   --------   --------
Balance, end of year........................................   119,241    119,241    119,241
                                                              --------   --------   --------
RETAINED INCOME
Balance, beginning of year..................................    28,890     21,588     17,079
Net income..................................................     7,254      7,302      4,509
                                                              --------   --------   --------
Balance, end of year........................................    36,144     28,890     21,588
                                                              --------   --------   --------
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Balance, beginning of year..................................     2,800       (803)     4,483
Change in unrealized net capital gains and losses...........     1,633      3,603     (5,286)
                                                              --------   --------   --------
Balance, end of year........................................     4,433      2,800       (803)
                                                              --------   --------   --------
    TOTAL SHAREHOLDER'S EQUITY..............................  $162,318   $153,431   $142,526
                                                              ========   ========   ========

                       See notes to financial statements.

                       GLENBROOK LIFE AND ANNUITY COMPANY

                            STATEMENTS OF CASH FLOWS

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2001       2000       1999
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income..................................................  $  7,254   $  7,302   $  4,509
Adjustments to reconcile net income to net cash provided by
 operating activities
    Amortization and other non-cash items...................       (77)      (468)       (65)
    Realized capital gains and losses.......................      (435)      (419)      (312)
    Changes in:
      Income taxes payable..................................         4      1,563        235
      Payable to affiliates, net............................    (2,903)       979        539
      Other operating assets and liabilities................    (1,491)      (725)      (275)
                                                              --------   --------   --------
    Net cash provided by operating activities...............     2,352      8,232      4,631
                                                              --------   --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES
Fixed income securities
  Proceeds from sales.......................................    14,535     20,682      9,049
  Investment collections....................................     9,553      3,163      4,945
  Investments purchases.....................................   (36,433)   (68,967)   (20,328)
Change in short-term investments, net.......................    (3,507)    50,381    (48,288)
                                                              --------   --------   --------
    Net cash (used in) provided by investing activities.....   (15,852)     5,259    (54,622)
                                                              --------   --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock......................        --         --        400
Capital contribution........................................        --         --     49,600
                                                              --------   --------   --------
    Net cash provided by financing activities...............        --         --     50,000
                                                              --------   --------   --------

NET (DECREASE) INCREASE IN CASH.............................   (13,500)    13,491          9
CASH AT BEGINNING OF YEAR...................................    13,500          9         --
                                                              --------   --------   --------
CASH AT END OF YEAR.........................................  $     --   $ 13,500   $      9
                                                              ========   ========   ========

                       See notes to financial statements.

                       GLENBROOK LIFE AND ANNUITY COMPANY
                         NOTES TO FINANCIAL STATEMENTS

1.  GENERAL

BASIS OF PRESENTATION
The accompanying financial statements include the accounts of Glenbrook Life and Annuity Company ("Glenbrook Life" or the "Company"), a wholly owned subsidiary of Allstate Life Insurance Company ("ALIC"), which is wholly owned by Allstate Insurance Company ("AIC"), a wholly owned subsidiary of The Allstate Corporation (the "Corporation"). These financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP").

To conform with the 2001 presentation, certain amounts in the prior years' financial statements and notes have been reclassified.

NATURE OF OPERATIONS
Glenbrook Life, a single segment entity, markets a diversified group of products to meet consumers' lifetime needs in the areas of protection and retirement solutions through financial services firms. These products include interest-sensitive life including single premium life and variable life; fixed annuities including market value adjusted annuities and equity-indexed annuities; immediate annuities; and variable annuities. ALFS, Inc. ("ALFS") is the principal underwriter for certain Glenbrook Life products, such as variable life, variable annuities and market value adjusted annuities. ALFS is a wholly owned subsidiary of ALIC and is a registered broker-dealer under the Securities Exchange Act of 1934.

In 2001, substantially all of the Company's statutory premiums and deposits were from annuities. Statutory premiums and deposits is a measure used by management to analyze sales trends. Statutory premiums and deposits includes premiums and annuity considerations determined in conformity with statutory accounting practices prescribed or permitted by the insurance regulatory authorities of the state of Arizona, and all other funds received from customers on deposit-type products which are treated as liabilities. The statutory accounting practices differ in certain, material aspects from GAAP.

Annuity contracts and life insurance policies issued by the Company are subject to discretionary surrender or withdrawal by customers, subject to applicable surrender charges. These policies and contracts are reinsured with ALIC (see
Note 3), which invests premiums and deposits to provide cash flows that will be used to fund future benefits and expenses.

The Company monitors economic and regulatory developments that have the potential to impact its business. Federal legislation has allowed banks and other financial organizations to have greater participation in the securities and insurance businesses. This legislation presents an increased level of competition for sales of the Company's products. Furthermore, under current U.S. tax law and regulations, deferred and immediate annuities and life insurance, including interest-sensitive products, receive favorable tax treatment. Any legislative or regulatory changes that adversely alter this treatment are likely to negatively affect demand for these products. In addition, recent changes in the federal estate tax laws will affect the demand for the types of life insurance used in estate planning

Additionally, traditional demutualizations of mutual insurance companies and enacted and pending state legislation to permit mutual insurance companies to convert to a hybrid structure known as a mutual holding company could have a number of significant effects on the Company by: 1) increasing industry competition through consolidation caused by mergers and acquisitions related to the new corporate form of business; and 2) increasing competition in the capital markets.

Although the Company currently benefits from agreements with financial services entities who market and distribute its products, change in control or other factors of these non-affiliated entities with which the Company has alliances could negatively impact the Company's sales.

The Company is authorized to sell life and investment products in all states except New York, as well as in the District of Columbia. The top geographic locations for statutory premiums and deposits for the Company were California, Texas, Pennsylvania, Florida, Illinois, New Jersey, and Michigan for the year ended December 31, 2001. No other jurisdiction accounted for more than 5% of statutory premiums and deposits. All premiums and deposits are ceded to ALIC under reinsurance agreements.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INVESTMENTS
Fixed income securities include bonds and mortgage-backed securities. All fixed income securities are carried at fair value and may be sold prior to their contractual maturity ("available for sale"). The fair value of exchange traded fixed income securities are based upon quoted market prices or dealer quotes. The fair value of non-exchange traded fixed income securities is based on either independent third party pricing sources or widely accepted pricing valuation models which utilize internally developed ratings and independent third party data as inputs. The difference between amortized cost and fair value, net of deferred income taxes, is reflected as a component of Accumulated other comprehensive income. Short-term investments are carried at cost or amortized cost, which approximates fair value.

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

Realized capital gains and losses are determined on a specific identification basis. They include gains and losses on portfolio trading and write-downs in value due to other than temporary declines in fair value.

The Company monitors its fixed income portfolios for ratings changes or other events that may result in declines in value that are other than temporary. Factors considered in evaluating whether a decline in fair value is other than temporary are: 1) the Company's ability and intent to retain the investment for a period of time sufficient to allow for an anticipated recovery in value; 2) the duration for and extent to which the fair value has been less than cost; and
3) the financial condition and near-term prospects of the issuer.

REINSURANCE RECOVERABLE
The Company has reinsurance agreements whereby all contract charges, credited interest, policy benefits and certain expenses are ceded to ALIC (see Note 3). Such amounts are reflected net of such reinsurance in the statements of operations and comprehensive income. Reinsurance recoverable and the related reserve for life-contingent contract benefits and contractholder funds are reported separately in the statements of financial position. Reinsurance does not extinguish the Company's primary liability under the policies written.

Investment income earned on the assets which support contractholder funds and the reserve for life-contingent contract benefits is not included in the Company's financial statements as those assets are owned and managed under terms of reinsurance agreements.

RECOGNITION OF INSURANCE REVENUE AND RELATED BENEFITS AND INTEREST CREDITED Immediate annuities with life contingencies provide insurance protection over a period that extends beyond the period in which premiums are collected. Gross premiums in excess of the net premium on immediate annuities with life contingencies are deferred and recognized over the contract period. Contract benefits are recognized in relation to such revenues so as to result in the recognition of profits over the life of the policy.

Interest-sensitive life contracts, such as single premium life, are insurance contracts whose terms are not fixed and guaranteed. The terms that may be changed include premiums paid by the contractholder, interest credited to the contractholder account balance and one or more amounts assessed against the contractholder. Premiums from these contracts are reported as deposits to contractholder funds. Contract charges consists of fees assessed against the contractholder account balance for cost of insurance (mortality risk), contract administration and surrender charges. These revenues are recognized when levied against the account balance. Contract benefits include life-contingent benefit payments in excess of the reserves held.

Contracts that do not subject the Company to significant risk arising from mortality or morbidity are referred to as investment contracts. Fixed annuities, market value adjusted annuities, equity-indexed annuities and immediate annuities without life contingencies are considered investment contracts. Deposits received for such contracts are reported as deposits to contractholder funds. Contract charges for investment contracts consist of fees assessed against the contractholder account balance for contract administration and surrender charges. These revenues are recognized when levied against the contractholder account balance.

Interest credited to contractholders' funds represents contractual interest accrued or paid for interest-sensitive life contracts and investment contracts. Crediting rates for fixed annuities and interest-sensitive life contracts are adjusted periodically by the Company to reflect current market conditions. Crediting rates for indexed annuities are based on an interest rate index, such as LIBOR or an equity index, such as S&P 500.

Separate Accounts products include variable annuity and variable life. The assets supporting these products are legally segregated and available only to settle Separate Accounts contract obligations. Deposits received are reported as Separate Accounts liabilities. Contract charges for these contracts consist of fees assessed against the Separate Accounts fund balances for contract maintenance, administration, mortality, expense and surrenders. Contract benefits incurred for Separate Accounts include, for example, guaranteed minimum death benefits paid on variable annuity contracts.

All contract charges, contract benefits and interest credited are reinsured.

INCOME TAXES
The income tax provision is calculated under the liability method and presented net of reinsurance. Deferred tax assets and liabilities are recorded based on the difference between the financial statement and tax bases of assets and liabilities at the enacted tax rates. The principal assets and liabilities giving rise to such differences are unrealized capital gains

                       GLENBROOK LIFE AND ANNUITY COMPANY
                         NOTES TO FINANCIAL STATEMENTS

and losses on fixed income securities carried at fair value and differences in the tax bases of investments.

SEPARATE ACCOUNTS
The Company issues variable annuities and variable life contracts, the assets and liabilities of which are legally segregated and reflected as Separate Accounts. The assets of the Separate Accounts are carried at fair value. Separate Accounts liabilities represent the contractholders' claims to the related assets and are carried at the fair value of the assets. Investment income and realized capital gains and losses of the Separate Accounts accrue directly to the contractholders and therefore, are not included in the Company's statements of operations. Revenues to the Company from the Separate Accounts consist of contract maintenance and administration fees and mortality, surrender and expense charges and are ceded to ALIC.

Absent any contract provision wherein the Company guarantees either a minimum return or account value upon death or annuitization, contractholders bear the investment risk that the Separate Accounts' funds may not meet their stated objectives.

RESERVE FOR LIFE-CONTINGENT CONTRACT BENEFITS
The reserve for life-contingent contract benefits, which relates to immediate annuities with life contingencies, is computed on the basis of assumptions as to future investment yields, mortality, terminations and expenses. These assumptions include provisions for adverse deviation and generally vary by such characteristics as type of coverage, year of issue and policy duration. Detailed reserve assumptions and reserve interest rates are outlined in Note 6.

CONTRACTHOLDER FUNDS
Contractholder funds arise from the issuance of interest-sensitive life policies and investment contracts. Deposits received are recorded as interest-bearing liabilities. Contractholder funds are equal to deposits received and interest credited to the benefit of the contractholder less surrenders and withdrawals, mortality charges, and administrative expenses. Detailed information on crediting rates and surrender and withdrawal protection on contractholder funds are outlined in Note 6.

USE OF ESTIMATES
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

PENDING ACCOUNTING STANDARDS
In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 142, "Goodwill and other Intangible Assets", which eliminates the requirement to amortize goodwill, and requires that goodwill and separately identified intangible assets with indefinite lives be evaluated for impairment on an annual basis (or more frequently if impairment indicators arise) on a fair value as opposed to an undiscounted basis. SFAS No. 142 is effective January 1, 2002. A transitional goodwill impairment test is required to be completed within the first six months of adoption with any resulting impairment charge recognized as the cumulative effect of a change in accounting principle in the statement of operations. The adoption of SFAS No. 142 is not expected to have a material impact on either the financial position or results of operations of the Company.

In December 2001, the Accounting Standards Executive Committee ("AcSEC") issued Statement of Position ("SOP") 01-6, "Accounting by Certain Entities (Including Entities With Trade Receivables) That Lend to or Finance the Activities of Others", which is effective for interim and annual financial statements issued for the fiscal year beginning after December 15, 2001. The SOP conforms accounting and financial reporting practices for certain lending and financing activities, eliminating various specialized accounting practices that developed from the issuance of AICPA finance company, bank, and credit union audit guides. The SOP also explicitly incorporates lending and financing activities of insurance companies within its scope. The Company's adoption of SOP 01-6 is not expected to have a material effect on the results of operations or financial position.

3.  RELATED PARTY TRANSACTIONS

REINSURANCE
The Company has reinsurance agreements whereby all contract charges, interest credited to contractholders' funds, contract benefits and certain expenses are ceded to ALIC and reflected net of such reinsurance in the statements of operations and comprehensive income. Reinsurance recoverable and the related reserve for life-contingent contract benefits and contractholder funds are reported separately in the statements of financial position. The Company continues to have primary liability as the direct insurer for risks reinsured.

Investment income earned on the assets which support contractholder funds and the reserve for life-contingent contract benefits is not included in the Company's financial statements as those assets are owned and managed under terms of reinsurance agreements.

                       GLENBROOK LIFE AND ANNUITY COMPANY
                         NOTES TO FINANCIAL STATEMENTS

The following table summarizes amounts that were ceded to ALIC under reinsurance agreements:

                                                 YEAR ENDED DECEMBER 31,
                                               2001        2000        1999
(IN THOUSANDS)                               --------    --------    --------
Contract charges                             $ 31,771    $ 37,965    $ 27,175
Interest credited to contractholders'
 funds, contract benefits and certain
 expenses                                     384,825     331,220     253,945

BUSINESS OPERATIONS
The Company utilizes services performed by AIC and ALIC and business facilities owned or leased, and operated by AIC in conducting its business activities. The Company reimburses AIC and ALIC for the operating expenses incurred on behalf of the Company. The Company is charged for the cost of these operating expenses based on the level of services provided. Operating expenses, including compensation and retirement and other benefit programs, allocated to the Company were $48.6 million, $48.6 million and $26.6 million in 2001, 2000 and 1999, respectively. Of these costs, the Company retains investment related expenses. All other costs are ceded to ALIC under reinsurance agreements.

INCOME TAXES
The Company is a party to a federal income tax allocation agreement with the Corporation (Note 9).

DEBT
The Company has entered into an intercompany loan agreement with the Corporation. The amount of funds available to the Company at a given point in time is dependent upon the debt position of the Corporation. No amounts were outstanding for the Company under the intercompany loan agreement at December 31, 2001 and 2000, respectively.

4.  INVESTMENTS

FAIR VALUES
The amortized cost, gross unrealized gains and losses, and fair value for fixed income securities are as follows:

                                                           GROSS
                                                        UNREALIZED
                                           AMORTIZED  ---------------    FAIR
          AT DECEMBER 31, 2001               COST     GAINS   LOSSES    VALUE
          --------------------             ---------  ------  -------  --------
(IN THOUSANDS)
U.S. government and agencies               $ 44,832   $2,508  $   (24) $ 47,316
Municipal                                     1,400       --       (3)    1,397
Corporate                                    75,425    3,532     (650)   78,307
Foreign government                              415       20       --       435
Mortgage-backed securities                   32,082    1,447      (10)   33,519
                                           --------   ------  -------  --------
  Total fixed income securities            $154,154   $7,507  $  (687) $160,974
                                           ========   ======  =======  ========

          AT DECEMBER 31, 2000
          --------------------
U.S. government and agencies               $ 13,210   $2,376  $    --  $ 15,586
Municipal                                     1,400       --      (38)    1,362
Corporate                                    82,269    2,092   (1,167)   83,194
Foreign government                              256       24       --       280
Mortgage-backed securities                   42,684    1,081      (60)   43,705
                                           --------   ------  -------  --------
  Total fixed income securities            $139,819   $5,573  $(1,265) $144,127
                                           ========   ======  =======  ========

SCHEDULED MATURITIES
The scheduled maturities for fixed income securities are as follows at December 31, 2001:

                                                             AMORTIZED    FAIR
                                                               COST      VALUE
(IN THOUSANDS)                                               ---------  --------
Due in one year or less                                      $  6,728   $  6,865
Due after one year through five years                          50,006     52,447
Due after five years through ten years                         47,974     48,868
Due after ten years                                            17,364     19,275
                                                             --------   --------
                                                              122,072    127,455
Mortgage-backed securities                                     32,082     33,519
                                                             --------   --------
  Total                                                      $154,154   $160,974
                                                             ========   ========

Actual maturities may differ from those scheduled as a result of prepayments by the issuers.

NET INVESTMENT INCOME

               YEAR ENDED DECEMBER 31,                   2001     2000     1999
               -----------------------                  -------  -------  ------
(IN THOUSANDS)
Fixed income securities                                 $10,566  $10,317  $6,458
Short-term investments                                      409      587     230
                                                        -------  -------  ------
  Investment income, before expense                      10,975   10,904   6,688
  Investment expense                                        260       96     109
                                                        -------  -------  ------
  Net investment income                                 $10,715  $10,808  $6,579
                                                        =======  =======  ======

                       GLENBROOK LIFE AND ANNUITY COMPANY
                         NOTES TO FINANCIAL STATEMENTS

REALIZED CAPITAL GAINS AND LOSSES, AFTER TAX

                   YEAR ENDED DECEMBER 31,                     2001   2000   1999
                   -----------------------                     -----  -----  -----
(IN THOUSANDS)
Fixed income securities                                        $ 435  $ 419  $ 312
Income taxes                                                    (152)  (147)  (109)
                                                               -----  -----  -----
Realized capital gains and losses, after tax                   $ 283  $ 272  $ 203
                                                               =====  =====  =====

Excluding calls and prepayments, gross gains of $636 thousand, $807 thousand and $370 thousand were realized on sales of fixed income securities during 2001, 2000 and 1999, respectively, and gross losses of $201 thousand, $388 thousand, and $58 thousand were realized on sales of fixed income securities during 2001, 2000 and 1999, respectively.

UNREALIZED NET CAPITAL GAINS AND LOSSES
Unrealized net capital gains and losses on fixed income securities included in shareholder's equity at December 31, 2001 are as follows:

                                                          GROSS
                                                        UNREALIZED
                                 AMORTIZED    FAIR    --------------  UNREALIZED
                                   COST      VALUE    GAINS   LOSSES  NET GAINS
(IN THOUSANDS)                   ---------  --------  ------  ------  ----------
Fixed income securities          $154,154   $160,974  $7,507  $(687)   $ 6,820
                                 ========   ========  ======  =====
Deferred income taxes                                                   (2,387)
                                                                       -------
Unrealized net capital gains
 and losses                                                            $ 4,433
                                                                       =======

CHANGE IN UNREALIZED NET CAPITAL GAINS AND LOSSES

               YEAR ENDED DECEMBER 31,                  2001    2000     1999
               -----------------------                 ------  -------  -------
(IN THOUSANDS)
Fixed income securities                                $2,512  $ 5,544  $(8,134)
Deferred income taxes                                    (879)  (1,941)   2,848
                                                       ------  -------  -------
Increase (decrease) in unrealized net capital gains
 and losses                                            $1,633  $ 3,603  $(5,286)
                                                       ======  =======  =======

SECURITIES ON DEPOSIT
At December 31, 2001, fixed income securities with a carrying value of $9.3 million were on deposit with regulatory authorities as required by law.

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

FINANCIAL ASSETS
The carrying value and fair value of financial assets at December 31, are as follows:

                                          2001                    2000
                                 ----------------------  ----------------------
                                  CARRYING      FAIR      CARRYING      FAIR
                                   VALUE       VALUE       VALUE       VALUE
(IN THOUSANDS)                   ----------  ----------  ----------  ----------
Fixed income securities
                                 $  160,974  $  160,974  $  144,127  $  144,127
Short-term investments                6,592       6,592       3,085       3,085
Separate Accounts                 1,547,953   1,547,953   1,740,328   1,740,328

Fair values for exchange traded fixed income securities are based upon quoted market prices or dealer quotes. The fair value of non-exchange traded fixed income securities is based on either independent third party pricing sources or widely accepted pricing valuation models which utilize internally developed ratings and independent third party data as inputs. Short-term investments are highly liquid investments with maturities of less than one year whose carrying value are deemed to approximate fair value. Separate Accounts assets are carried in the statements of financial position at fair value based on quoted market prices.

FINANCIAL LIABILITIES
The carrying value and fair value of financial liabilities at December 31, are as follows:

                                          2001                    2000
                                 ----------------------  ----------------------
                                  CARRYING      FAIR      CARRYING      FAIR
                                   VALUE       VALUE       VALUE       VALUE
(IN THOUSANDS)                   ----------  ----------  ----------  ----------
Contractholder funds on
 investment contracts            $5,332,632  $5,086,856  $4,694,695  $4,467,866
Separate Accounts                 1,547,953   1,547,953   1,740,328   1,740,328

Contractholder funds include interest-sensitive life insurance contracts and investment contracts. Interest-sensitive life insurance contracts and certain other contractholder liabilities are not considered to be financial instruments subject to fair value disclosure requirements. The fair value of investment contracts is based on the terms of the underlying contracts. Fixed annuities and immediate annuities without

                       GLENBROOK LIFE AND ANNUITY COMPANY
                         NOTES TO FINANCIAL STATEMENTS

life contingencies are valued at the account balance less surrender charges. Market value adjusted annuities' fair value is estimated to be the market adjusted surrender value. Equity-indexed deferred annuity contracts' fair value approximates carrying value since the embedded equity options are carried at market value in the consolidated financial statements. Separate Accounts liabilities are carried at the fair value of the underlying assets.

6. RESERVE FOR LIFE-CONTINGENT CONTRACT BENEFITS AND CONTRACTHOLDER FUNDS Reserves for life-contingent contract benefits consist of immediate annuities with life contingencies. The assumptions for mortality generally utilized in calculating reserves include the 1983 group annuity mortality table. Interest rate assumptions vary from 3.0% to 7.7%. Other estimation methods used include the present value of contractually fixed future benefits.

Premium deficiency reserves are established, if necessary, for the immediate annuity business, to the extent the unrealized gains on fixed income securities would result in a premium deficiency had those gains actually been realized. The Company did not have a premium deficiency reserve at December 31, 2001 and 2000.

At December 31, Contractholder funds consists of the following:

                                                            2001        2000
(IN THOUSANDS)                                           ----------  ----------
Interest-sensitive life                                  $   67,555  $   27,997
Fixed annuities:
  Immediate annuities                                        24,123      20,577
  Deferred annuities                                      5,278,797   4,648,272
                                                         ----------  ----------
  Total Contractholder funds                             $5,370,475  $4,696,846
                                                         ==========  ==========

Contractholder funds are equal to deposits received and interest credited for the benefit of the contractholder less surrenders and withdrawals, mortality charges and administrative expenses. Interest rates credited range from 4.3% to 7.1% for interest-sensitive life contracts; 3.2% to 7.3% for immediate annuities and 0% to 9.0% for deferred annuities. Withdrawal and surrender charge protection includes: i) for interest-sensitive life, either a percentage of account balance or dollar amount grading off generally over 20 years; and,
ii) for deferred annuities not subject to a market value adjustment, either a declining or a level percentage charge generally over nine years or less. Less than 1% of deferred annuities are subject to a market value adjustment.

7.  THIRD PARTY ADMINISTRATION AGREEMENT
On July 18, 2001, the Company entered into an administrative services agreement with American Maturity Life Insurance Company ("American Maturity"), which was effective as of January 2, 2001, to administer certain blocks of annuities that American Maturity reinsures to ALIC. Pursuant to the terms of the agreement, the Company is to provide insurance contract administration and financial services for all contracts covered under the reinsurance agreement. The administrative services agreement can be terminated by either the Company or American Maturity upon mutual consent or as otherwise provided for in the terms of the agreement. All administrative fees earned and administrative expenses incurred are ceded to ALIC in accordance with reinsurance agreements.

8.  COMMITMENTS AND CONTINGENT LIABILITIES

REGULATION AND LEGAL PROCEEDINGS
The Company's business is subject to the effects of a changing social, economic and regulatory environment. State and federal regulatory initiatives have varied and have included employee benefit regulations, removal of barriers preventing banks from engaging in the securities and insurance businesses, tax law changes affecting the taxation of insurance companies, the tax treatment of insurance products and its impact on the relative desirability of various personal investment vehicles, and the overall expansion of regulation. The ultimate changes and eventual effects, if any, of these initiatives are uncertain.

From time to time the Company is involved in pending and threatened litigation in the normal course of business in which claims for monetary damages are asserted. In the opinion of management, the ultimate liability, if any, in one or more of these actions in excess of amounts currently reserved is not expected to have a material effect on the results of operations, liquidity or financial position of the Company.

GUARANTY FUNDS
Under state insurance guaranty fund laws, insurers doing business in a state can be assessed, up to prescribed limits, for certain obligations of insolvent insurance companies to policyholders and claimants. Amounts assessed to each company are typically related to its proportion of business written in a particular state. The Company's expenses related to these funds have been immaterial and are ceded to ALIC under reinsurance agreements.

                       GLENBROOK LIFE AND ANNUITY COMPANY
                         NOTES TO FINANCIAL STATEMENTS

9.  INCOME TAXES
For 1996, the Company filed a separate federal income tax return. Beginning in 1997, the Company joined the Corporation and its other eligible domestic subsidiaries (the "Allstate Group") in the filing of a consolidated federal income tax return and is party to a federal income tax allocation agreement (the "Allstate Tax Sharing Agreement"). Under the Allstate Tax Sharing Agreement, the Company pays to or receives from the Corporation the amount, if any, by which the Allstate Group's federal income tax liability is affected by virtue of inclusion of the Company in the consolidated federal income tax return. The Company has also entered into a supplemental tax sharing agreement with respect to reinsurance ceded to ALIC to allocate the tax benefits and detriments related to such reinsurance. Effectively, these agreements result in the Company's annual income tax provision being computed as if the Company filed a separate return, adjusted for the reinsurance ceded to ALIC.

The components of the deferred income tax liabilities at December 31, are as follows:

                                                                  2001    2000
(IN THOUSANDS)                                                   ------  ------
DEFERRED LIABILITIES
Unrealized net capital gains                                     $2,387  $1,508
Difference in tax bases of investments                              223     334
                                                                 ------  ------
  Total deferred liabilities                                     $2,610  $1,842
                                                                 ======  ======

The components of income tax expense for the year ended December 31, are as follows:

                                                          2001    2000    1999
(IN THOUSANDS)                                           ------  ------  ------
Current                                                  $4,008  $3,730  $2,326
Deferred                                                   (112)    195      56
                                                         ------  ------  ------
  Total income tax expense                               $3,896  $3,925  $2,382
                                                         ======  ======  ======

The Company paid income taxes of $3.9 million, $2.4 million and $2.1 million in 2001, 2000 and 1999, respectively.

A reconciliation of the statutory federal income tax rate to the effective income tax rate on income from operations for the year ended December 31, is as follows:

                                                            2001   2000   1999
                                                            -----  -----  -----
Statutory federal income tax rate                           35.0%  35.0%  35.0%
Other                                                       (0.1)    --   (0.4)
                                                            ----   ----   ----
Effective income tax rate                                   34.9%  35.0%  34.6%
                                                            ====   ====   ====

10.  STATUTORY FINANCIAL INFORMATION
The following table reconciles Net income for the year ended December 31, and Shareholder's equity at December 31, as reported herein in conformity with GAAP with total statutory net income and capital and surplus of the Company, determined in accordance with statutory accounting practices prescribed or permitted by insurance regulatory authorities:

                                                               SHAREHOLDER'S
                                           NET INCOME              EQUITY
                                     ----------------------  ------------------
                                      2001    2000    1999     2001      2000
(IN THOUSANDS)                       ------  ------  ------  --------  --------
Balance per GAAP                     $7,254  $7,302  $4,509  $162,318  $153,431
Unrealized gain/loss on fixed
 income securities                       --      --      --    (6,820)   (4,308)
Deferred income taxes                   (65)   (554)   (164)      269        22
Employee benefits                       (31)     (1)      1       216       180
Reserves and non-admitted assets       (150)   (197)   (165)   (7,699)     (290)
Other                                   (24)     47      (2)    5,757    (1,954)
                                     ------  ------  ------  --------  --------
Balance per statutory accounting
 practices                           $6,984  $6,597  $4,179  $154,041  $147,081
                                     ======  ======  ======  ========  ========

The Company prepares its statutory financial statements in accordance with accounting practices prescribed or permitted by the State of Arizona. Prescribed statutory accounting practices include a variety of publications of the National Association of Insurance Commissioners ("NAIC"), as well as state laws, regulations and general administrative rules. Permitted statutory accounting practices encompass all accounting practices not so prescribed.

Effective January 1, 2001, the State of Arizona required insurance companies domiciled in its state to prepare statutory-basis financial statements in accordance with the NAIC Accounting Practices and Procedures Manual--Version effective January 1, 2001 ("codification") subject to any deviations prescribed or permitted by the State of Arizona insurance commissioner.

Accounting changes adopted to conform to the provisions of codification are reported as changes in accounting principles. The cumulative effect of changes in accounting principles is reported as an adjustment to unassigned funds (surplus) in the period of the change in accounting principle. The cumulative effect is the difference between the amount of capital and surplus at the beginning of the year and the amount of capital and surplus that would have been reported at that date if the new accounting principles had been applied retroactively for all prior periods. The Company reported a decrease to surplus of $463 thousand effective January 1, 2001 as a result of recognizing a net deferred tax liability.

The NAIC is currently in the process of clarifying and interpreting requirements as the insurance industry implements codification. As the NAIC announces changes and as they are approved by the Arizona Department of Insurance, the impact of the changes will be recorded.

                       GLENBROOK LIFE AND ANNUITY COMPANY
                         NOTES TO FINANCIAL STATEMENTS

DIVIDENDS
The ability of the Company to pay dividends is dependent on business conditions, income, cash requirements of the Company and other relevant factors. The payment of shareholder dividends by the Company without the prior approval of the state insurance regulator is limited by Arizona law to formula amounts based on statutory surplus and net gain from operations, as well as the timing and amount of dividends paid in the preceding twelve months. The maximum amount of dividends that the Company can distribute during 2002 without prior approval of the Arizona Department of Insurance is $7.0 million.

RISK-BASED CAPITAL
The NAIC has a standard for assessing the solvency of insurance companies, which is referred to as risk-based capital ("RBC"). The requirement consists of a formula for determining each insurer's RBC and a model law specifying regulatory actions if an insurer's RBC falls below specified levels. At December 31, 2001, RBC for the Company was significantly above levels that would require regulatory action.

11.  OTHER COMPREHENSIVE INCOME
The components of other comprehensive income on a pretax and after-tax basis for the year ended December 31, are as follows:

                                                2001                        2000                        1999
                                     --------------------------  --------------------------  --------------------------
                                     PRETAX    TAX    AFTER-TAX  PRETAX    TAX    AFTER-TAX  PRETAX    TAX    AFTER-TAX
(IN THOUSANDS)                       ------  -------  ---------  ------  -------  ---------  -------  ------  ---------
UNREALIZED CAPITAL GAINS AND
  LOSSES:
-----------------------------------
Unrealized holding gains (losses)
  arising during the period          $2,948  $(1,032)  $1,916    $5,752  $(2,014)  $3,738    $(7,822) $2,739   $(5,083)
Less: reclassification adjustments     436      (153)     283      208       (73)     135        312    (109)      203
                                     ------  -------   ------    ------  -------   ------    -------  ------   -------
Unrealized net capital gains
  (losses)                           2,512      (879)   1,633    5,544    (1,941)   3,603     (8,134)  2,848    (5,286)
                                     ------  -------   ------    ------  -------   ------    -------  ------   -------
Other comprehensive income (loss)    $2,512  $  (879)  $1,633    $5,544  $(1,941)  $3,603    $(8,134) $2,848   $(5,286)
                                     ======  =======   ======    ======  =======   ======    =======  ======   =======

                       GLENBROOK LIFE AND ANNUITY COMPANY

                            SCHEDULE IV--REINSURANCE

                                 (IN THOUSANDS)

                                                               GROSS                  NET
                                                               AMOUNT     CEDED      AMOUNT
                                                              --------   --------   --------
YEAR ENDED DECEMBER 31, 2001
Life insurance in force.....................................  $187,400   $187,400   $     --
                                                              ========   ========   ========
Premiums and contract charges:
  Life and annuities........................................  $ 31,711   $ 31,711   $     --
                                                              ========   ========   ========

                                                               GROSS                  NET
                                                               AMOUNT     CEDED      AMOUNT
                                                              --------   --------   --------
YEAR ENDED DECEMBER 31, 2000
Life insurance in force.....................................  $ 88,042   $ 88,042   $     --
                                                              ========   ========   ========
Premiums and contract charges:
  Life and annuities........................................  $ 37,965   $ 37,965   $     --
                                                              ========   ========   ========

                                                               GROSS                  NET
                                                               AMOUNT     CEDED      AMOUNT
                                                              --------   --------   --------
YEAR ENDED DECEMBER 31, 1999
Life insurance in force.....................................  $ 23,586   $ 23,586   $     --
                                                              ========   ========   ========
Premiums and contract charges:
  Life and annuities........................................  $ 27,175   $ 27,175   $     --
                                                              ========   ========   ========

                                                                 Exhibit 3(i)(A)



                              ARTICLES OF AMENDMENT
                                     TO THE
                              AMENDED AND RESTATED
                            ARTICLES OF INCORPORATION
                         AND ARTICLES OF REDOMESTICATION
                                       OF
                       GLENBROOK LIFE AND ANNUITY COMPANY


         Pursuant to Arizona Revised Statutes, Section 20-707, Section 10-1003 and Section 10-1006, Glenbrook Life and Annuity Company, an Arizona corporation, hereby amends the Amended and Restated Articles of Incorporation and Articles of Redomestication {"Articles of Incorporation"} as follows:

1.       The name of the corporation is:

                  Glenbrook Life and Annuity Company

2. Amendment to Article VI of the Articles of Incorporation shall increase the authorized capital of the corporation to $5,000,000. The number of shares of voting common stock shall be increased to 10,000. Text of
         Article VI shall read as follows:

                                   ARTICLE VI

         The authorized capital of the corporation shall be $5,000,000, and shall consist of 10,000 shares of voting common stock with a par value of $500.00 per share. No holders of stock of the corporation shall have any preferential right to subscription to any securities convertible into shares of stock of the corporation, nor any right of subscription to any thereof other than such, if any, as the Board of Directors in its discretion may determine, and at such price as the Board of Directors in its discretion may fix; and any shares or convertible securities which the Board of Directors may determine to offer for subscription to the holders of stock at the time existing.

         Nothing herein contained shall be construed as prohibiting the corporation from issuing any shares of authorized but unissued common stock for such consideration as the Board of Directors may determine, provided such issuance is approved by the shareholders of the corporation by a majority of the votes entitled to be cast at any annual or special meeting of shareholders called for that purpose. No such authorized but unissued stock may, however, be issued to the shareholders of the corporation by way of a stock dividend, split-up or in any other manner of distribution unless the same ratable stock dividend, stock split-up or other distribution be declared or made in voting common stock to the holder of such voting common stock at the time outstanding. Each holder of common stock shall be entitled to participate share for share in any cash dividends which may be declared form time to time on the common stock of the corporation by the Board of Directors and to receive pro rata the net assets of the corporation on liquidation.

3.      The Amendment was adopted by the Board of Directors on October 20, 1999.

4. The Amendment was approved by the sole shareholder of the corporation on October 20, 1999 as follows:

        Shares Outstanding: 10,000

        Shareholder votes for Amendment:  1

        Shareholder votes against Amendment: 0


        IN WITNESS WHEREOF, I hereunto affix my signature to these Articles of Amendment as of the 20TH day of OCTOBER, 1999.


                                   Glenbrook Life and Annuity Company



                                   ----------------------------------
                                   Thomas J. Wilson, II
                                   President


Attest:



--------------------------------
Michael J. Velotta
Secretary