Form 10-Q
period 2002-03-31
GLENBROOK LIFE & ANNUITY CO
filed 2002-05-14
CIK 945094

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

                 For the quarterly period ended: March 31, 2002

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

         Registrant's telephone number, including are code: 847/402-5000


     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No


     As of April 30, 2002, Registrant had 5,000 shares of common capital stock outstanding, par value $500 per share all of which shares are held by Allstate Life Insurance Company.

                       GLENBROOK LIFE AND ANNUITY COMPANY
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                                 MARCH 31, 2002




PART I.        FINANCIAL INFORMATION

Item 1.        Financial Statements

               Condensed Statements of Operations for the Three Month Periods
               Ended March 31, 2002 and 2001 (unaudited)                              3

               Condensed Statements of Financial Position as of March 31, 2002
               (unaudited) and December 31, 2001                                      4

               Condensed Statements of Cash Flows for the Three Month Periods
               Ended March 31, 2002 and 2001 (unaudited)                              5


               Notes to Condensed Financial Statements (unaudited)                    6


Item 2.        Management's Discussion and Analysis of Financial Condition and
               Results of Operations                                                  9

PART II.       OTHER INFORMATION

Item 1.        Legal Proceedings                                                     15

Item 6.        Exhibits and Reports on Form 8-K                                      15


               Signature Page                                                        16


                                       2

                          PART 1. FINANCIAL INFORMATION
                     ITEM 1. CONDENSED FINANCIAL STATEMENTS

                       GLENBROOK LIFE AND ANNUITY COMPANY
                       CONDENSED STATEMENTS OF OPERATIONS

                                                                                      THREE MONTHS ENDED
                                                                                           MARCH 31,
                                                                                       2002         2001
                                                                                       ----         ----
   (IN THOUSANDS)                                                                         (unaudited)


REVENUES
Net investment income                                                                $ 2,573       $ 2,737
Realized capital gains and losses                                                         54          (46)
Administration fees                                                                        -            29
                                                                                     -------       -------

                                                                                       2,627         2,720
COSTS AND EXPENSES
Administration expenses                                                                    -            21
                                                                                     -------       -------

INCOME FROM OPERATIONS BEFORE INCOME TAX EXPENSE                                       2,627         2,699
Income tax expense                                                                       918           943
                                                                                     -------       -------


NET INCOME                                                                           $ 1,709       $ 1,756
                                                                                     =======       =======










                  See notes to condensed financial statements.

                       GLENBROOK LIFE AND ANNUITY COMPANY
                   CONDENSED STATEMENTS OF FINANCIAL POSITION

                                                                                      MARCH 31,        DECEMBER 31,
                                                                                        2002              2001
                                                                                        ----              ----
(IN THOUSANDS, EXCEPT PAR VALUE DATA)                                               (unaudited)

ASSETS
Investments
   Fixed income securities, at fair value (amortized cost $147,581 and $154,154)     $   152,500       $   160,974
   Short-term                                                                             15,435             6,592
                                                                                     -----------       -----------
      Total investments                                                                  167,935           167,566

Cash                                                                                      16,346                 -
Reinsurance recoverable from Allstate Life Insurance Company, net                      5,535,666         5,378,036
Other assets                                                                               3,775             3,404
Separate Accounts                                                                      1,536,439         1,547,953
                                                                                     -----------       -----------

        TOTAL ASSETS                                                                 $ 7,260,161       $ 7,096,959
                                                                                     ===========       ===========
LIABILITIES
Contractholder funds                                                                 $ 5,528,949       $ 5,370,475
Reserve for life-contingent contract benefits                                              6,717             7,561
Current income taxes payable                                                               5,054             3,844
Deferred income taxes                                                                      1,653             2,610
Other liabilities and accrued expenses                                                     3,517                 -
Payable to affiliates, net                                                                15,041             2,198
Separate Accounts                                                                      1,536,439         1,547,953
                                                                                     -----------       -----------

        TOTAL LIABILITIES                                                              7,097,370         6,934,641
                                                                                     -----------       -----------

COMMITMENTS AND CONTINGENT LIABILITIES (NOTE 5)

SHAREHOLDER'S EQUITY
Common stock, $500 par value, 10,000 shares authorized, 5,000 shares issued and
 outstanding                                                                               2,500             2,500
Additional capital paid-in                                                               119,241           119,241
Retained income                                                                           37,853            36,144
Accumulated other comprehensive income:
   Unrealized net capital gains and losses                                                 3,197             4,433
                                                                                      ----------        ----------

        Total accumulated other comprehensive income                                       3,197             4,433
                                                                                      ----------        ----------

        TOTAL SHAREHOLDER'S EQUITY                                                       162,791           162,318
                                                                                      ----------        ----------

        TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY                                   $ 7,260,161       $ 7,096,959
                                                                                     ===========       ===========





                        See notes to condensed financial statements.

                       GLENBROOK LIFE AND ANNUITY COMPANY
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                                            THREE MONTHS ENDED
                                                                                                 MARCH 31,
                                                                                                 ---------
                                                                                           2002           2001
                                                                                           ----           ----
(IN THOUSANDS)                                                                                 (unaudited)


CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                               $ 1,709        $ 1,756
Adjustments to reconcile net income to net cash provided by operating activities
          Amortization and other non-cash items                                                4            (24)
          Realized capital gains and losses                                                  (54)            46
          Changes in:
             Income taxes payable                                                            919            944
             Payable to affiliates, net                                                   12,843          2,100
             Other operating assets and liabilities                                        3,146         (2,713)
                                                                                         -------        -------
                Net cash provided by operating activities                                 18,567          2,109
                                                                                         -------        -------

CASH FLOWS FROM INVESTING ACTIVITIES
Fixed income securities
          Proceeds from sales                                                              2,063          1,251
          Investment collections                                                           4,559          1,283
          Investments purchases                                                                -         (5,518)
Change in short-term investments, net                                                     (8,843)        (9,949)
                                                                                         -------         ------
                Net cash used in investing activities                                     (2,221)       (12,933)
                                                                                         -------         ------

NET INCREASE (DECREASE) IN CASH                                                           16,346        (10,824)
CASH AT BEGINNING OF PERIOD                                                                    -         13,500
                                                                                         -------        -------
CASH AT END OF PERIOD                                                                   $ 16,346        $ 2,676
                                                                                        ========        =======








                   See notes to condensed financial statements.

                       GLENBROOK LIFE AND ANNUITY COMPANY
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.      BASIS OF PRESENTATION

               The accompanying condensed financial statements include the accounts of Glenbrook Life and Annuity Company (the "Company"), a wholly owned subsidiary of Allstate Life Insurance Company ("ALIC"), which is wholly owned by Allstate Insurance Company ("AIC"), a wholly owned subsidiary of The Allstate Corporation (the "Corporation").


               The condensed financial statements and notes as of March 31, 2002 and for the three month periods ended March 31, 2002 and 2001 are unaudited. The condensed financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. These condensed financial statements and notes should be read in conjunction with the financial statements and notes thereto included in the Glenbrook Life and Annuity Company Annual Report on Form 10-K for the year ended December 31, 2001. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year. To conform with the 2002 presentation, certain prior year amounts have been reclassified.


2.      NEW ACCOUNTING STANDARDS

               In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 142, "Goodwill and other Intangible Assets", which eliminates the requirement to amortize goodwill, and requires that goodwill and separately identified intangible assets with indefinite lives be evaluated for impairment on an annual basis (or more frequently if impairment indicators arise) on a fair value as opposed to an undiscounted basis. With respect to goodwill amortization the Company adopted SFAS No. 142 effective January 1, 2002. The result of the application of the non-amortization provisions of SFAS 142 for goodwill is not material for the three months ended March 31, 2002. At March 31, 2002, the Company had goodwill of $1.2 million. Pursuant to transition provisions of SFAS No. 142, the Company will complete its test for goodwill impairment during the second quarter of 2002 and, if impairment is indicated, record such impairment as a cumulative effect of accounting change effective January 1, 2002. The cumulative effect of accounting change recorded is not expected to be material to the results of operations or financial position of the Company.

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


               Investment income earned on the assets which support contractholder funds and the reserve for life-contingent contract benefits is not included in the Company's condensed financial statements as those assets are owned and managed by ALIC under the terms of reinsurance agreements.


               The following table summarizes amounts ceded to ALIC under reinsurance agreements.

                                                                                       THREE MONTHS ENDED
                                                                                            MARCH 31,
                                                                              --------------------------------------
         (IN THOUSANDS)                                                             2002                 2001
                                                                              ------------------    ----------------

         Contract charges                                                          $ 7,296             $ 8,615
         Credited interest, policy benefits and certain expenses                    86,627              92,003

                                       6

                       GLENBROOK LIFE AND ANNUITY COMPANY
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)



4.       COMPREHENSIVE INCOME

               The components of other comprehensive income on a pretax and after-tax basis are as follows:

                                                                       THREE MONTHS ENDED MARCH 31,
                                                 -------------------------------------------------------------------------
       (IN THOUSANDS)                                         2002                                   2001
                                                 --------------------------------     ------------------------------------
                                                                           After-                               After-
                                                   Pretax       Tax         tax         Pretax        Tax         tax
                                                   ------       ---        ------       ------        ---       ------
       UNREALIZED CAPITAL GAINS AND LOSSES:
       Unrealized holding (losses) gains
            arising during the period             $ (1,847)    $ 646     $ (1,201)      $ 2,099     $ (735)     $ 1,364
       Less: reclassification adjustments               54       (19)          35           (46)        16          (30)
                                                  --------     -----     --------       -------     -------     -------
       Unrealized net capital (losses) gains        (1,901)      665       (1,236)        2,145       (751)       1,394
                                                  --------     -----     --------       -------     ------      -------
       Other comprehensive (loss) income          $ (1,901)    $ 665       (1,236)      $ 2,145     $ (751)       1,394
                                                  ========     =====                    =======     ======

       Net income                                                           1,709                                 1,756
                                                                         --------                               -------

       Comprehensive income                                              $    473                               $ 3,150
                                                                         ========                               =======


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

                       GLENBROOK LIFE AND ANNUITY COMPANY
                   NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

6.      THIRD PARTY ADMINISTRATION AGREEMENT

               On July 18, 2001, the Company entered into an administrative services agreement with American Maturity Life Insurance Company ("American Maturity"), which was effective as of January 2, 2001, to administer certain blocks of annuities that American Maturity reinsures to ALIC. Pursuant to the terms of the agreement, the Company is to provide insurance contract administration and financial services for all contracts covered under the reinsurance agreement. The administrative services agreement can be terminated by either the Company or American Maturity upon mutual consent or as otherwise provided for in the terms of the agreement. Beginning in the 4th quarter of 2001, all administrative fees earned and administrative expenses incurred are ceded to ALIC in accordance with reinsurance agreements.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                RESULTS OF OPERATIONS FOR THE THREE MONTH PERIODS
                          ENDED MARCH 31, 2002 AND 2001


          The following discussion highlights significant factors influencing results of operations and changes in financial position of Glenbrook Life and Annuity Company (the "Company"). It should be read in conjunction with the condensed financial statements and related notes thereto found under
     Part I Item 1 contained herein and with the discussion, analysis, financial statements and notes thereto in Part 1 Item 1 and Part II Items 7 and 8 of the Glenbrook Life and Annuity Company Annual Report on Form 10-K for the year ended December 31, 2001. To conform with the 2002 presentation, certain prior year amounts have been reclassified.

     OVERVIEW

          The Company, a wholly owned subsidiary of Allstate Life Insurance Company ("ALIC"), which is a wholly owned subsidiary of Allstate Insurance Company ("AIC"), a wholly owned subsidiary of The Allstate Corporation (the "Corporation"), markets a diversified group of products to meet consumers' lifetime needs in the areas of protection and retirement solutions through financial services firms. These products include interest-sensitive life, including single premium life and variable life; fixed annuities, including market value adjusted annuities and equity-indexed annuities; immediate annuities; and variable annuities.

          The Company has identified itself as a single segment entity.

          The assets and liabilities related to variable contracts are legally segregated and reflected as Separate Accounts. The assets of the Separate Accounts are carried at fair value. Separate Accounts liabilities represent the contractholders' claims to the related assets and are carried at the fair value of the assets. Investment income and realized capital gains and losses of the Separate Accounts accrue directly to the contractholders and therefore, are not included in the Company's condensed statements of operations. Revenues to the Company from the Separate Accounts consist of contract maintenance and administration fees and mortality, surrender and expense charges all of which are ceded to ALIC.

          Absent any contract provision wherein the Company guarantees either a minimum return or account value upon death or annuitization, variable annuity and variable life contractholders bear the investment risk that the Separate Accounts' funds may not meet their stated objectives.

     RESULTS OF OPERATIONS

     (IN THOUSANDS)
                                                        THREE MONTHS ENDED MARCH 31,
                                                        ---------------------------
                                                          2002                 2001
                                                          ----                 ----
          Net investment income                        $ 2,573              $ 2,737
          Realized capital gains and losses                 54                 (46)
          Administration fees                                -                   29
          Administration expenses                            -                   21
          Income tax expense                               918                  943
                                                       -------              -------
          Net income                                   $ 1,709              $ 1,756
                                                       =======              =======

           The Company has reinsurance agreements under which all contract and policy related liabilities are transferred to ALIC. The Company's results of operations include net investment income and realized capital gains and losses earned on the assets of the Company that are not transferred under the reinsurance agreements.

            Net income for the first three months of 2002 decreased 2.7% to $1.7 million compared to the same period last year, due to decreased net investment income partially offset by realized capital gains.

            Net investment income for the first three months of 2002 decreased 6.0% to $2.6 million, compared to the same period last year, due to lower yields partially offset by increased investment balances. Investments at March 31, 2002, excluding Separate Accounts and unrealized gains and losses on fixed income securities, grew 4.6% as compared to March 31, 2001. This increase was due to positive cash flows generated from operations.

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                RESULTS OF OPERATIONS FOR THE THREE MONTH PERIODS
                         ENDED MARCH 31, 2002 AND 2001


         Realized capital gains, after-tax, were $35 thousand for the first three months of 2002 compared to realized capital losses of $30 thousand, after-tax, for the same period last year. Realized capital gains and losses result from the sale of fixed income securities. Period to period fluctuations in realized capital gains and losses are the result of timing of sales decisions reflecting management's decision on positioning the portfolio, assessments of individual securities, overall market conditions and write-downs when an assessment is made by the Company that a decline in value of a security is other than temporary.

     FINANCIAL POSITION

     (IN THOUSANDS)
                                                         MARCH 31,              DECEMBER 31,
                                                           2002                    2001
                                                           ----                    ----
     Fixed income securities (1)                     $    152,500             $     160,974
     Short-term                                            15,435                     6,592
                                                     ------------             -------------
              Total investments                      $    167,935             $     167,566
                                                     ============             =============

     Cash                                            $     16,346             $           -
                                                     ============             =============

     Reinsurance recoverable from ALIC, net          $  5,535,666             $   5,378,036
                                                     ============             =============

     Contractholder funds                            $  5,528,949             $   5,370,475
                                                     ============             =============

     Reserve for life-contingent contract benefits   $      6,717             $       7,561
                                                     ============             == ==========

     Separate Accounts assets and liabilities        $  1,536,439             $   1,547,953
                                                     ============             =============

     (1) Fixed income securities are carried at fair value. Amortized cost for these securities was $147.6 million and $154.2 million at March 31, 2002 and December 31, 2001, respectively.

          Total investments were $167.9 million at March 31, 2002 compared to $167.6 million at December 31, 2001. The increase was primarily due to positive cash flows generated from operations offset in part by lower unrealized gains on fixed income securities. Unrealized net capital gains on fixed income securities were $4.9 million at March 31, 2002 compared to $6.8 million at December 31, 2001. Investments at March 31, 2002, excluding unrealized gains on fixed income securities, grew 1.4% from December 31, 2001.

          At March 31, 2002, 97.0% of the Company's fixed income securities portfolio is rated investment grade, which is defined by the Company as a security having a National Association of Insurance Commissioners ("NAIC") rating of 1 or 2, a Moody's rating of Aaa, Aa, A or Baa, or a comparable Company internal rating.

          At March 31, 2002, cash was $16.3 million compared to none at December 31, 2001. Cash increased due to a change in the settlement process for intercompany balances.

          During the three months ended March 31, 2002, Contractholder funds increased $158.5 million to $5.53 billion from $5.37 billion at December 31, 2001 as the result of additional deposits from fixed annuities and credited interest that were partially offset by surrenders and withdrawals. Reinsurance recoverable from ALIC increased correspondingly by $157.6 million due to the increase in contractholder funds.

          Separate Accounts assets and liabilities decreased 1.0% to $1.54 billion at March 31, 2002 compared to the December 31, 2001 balance. The decreases were primarily attributable to surrenders and withdrawals and unrealized losses in the Separate Accounts investment portfolios that were only partially offset by sales of variable annuity contracts and transfers from the fixed account contract option to variable Separate Accounts funds.

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
               RESULTS OF OPERATIONS FOR THE THREE MONTH PERIODS
                         ENDED MARCH 31, 2002 AND 2001



     CAPITAL RESOURCES AND LIQUIDITY

     CAPITAL RESOURCES
            The company's capital resources consist of shareholder's equity. The following table summarizes the capital resources.

                                                     MARCH 31,          DECEMBER 31,
     (IN THOUSANDS)                                    2002                 2001
                                                       ----                 ----
     Common stock and retained income             $   159,594          $   157,885
     Other comprehensive income                         3,197                4,433
                                                  -----------          -----------
           Total shareholder's equity             $   162,791          $   162,318
                                                  ===========          ===========

     SHAREHOLDER'S EQUITY
           Shareholder's equity increased for March 31, 2002 due to net income partially offset by a decrease in unrealized net capital gains and losses.

     DEBT

          The Company had no outstanding debt at March 31, 2002 and December 31, 2001. The Company has entered into an intercompany loan agreement with the Corporation. The amount of funds available to the Company is at the discretion of the Corporation. The maximum amount of loans the Corporation will have outstanding to all its eligible subsidiaries at any given point in time is limited to $1.00 billion. No amounts were outstanding under the intercompany loan agreement at March 31, 2002 and December 31, 2001. The Corporation uses commercial paper borrowings and can use bank lines of credit to fund intercompany borrowings.

     FINANCIAL RATINGS AND STRENGTHS

            Financial strength ratings have become an increasingly important factor in establishing the competitive position of insurance companies and, generally, may be expected to have an effect on an insurance company's sales. On an ongoing basis, rating agencies review the financial performance and condition of insurers. A multiple level downgrade, while not expected, could have a material adverse effect on the Company's business, financial condition and results of operations. The Company shares its financial strength ratings with its parent, ALIC, due to the 100% reinsurance agreements. The Company's current financial strength ratings are listed below:


             RATING AGENCY                RATING                  RATING STRUCTURE
             -------------                ------                  ----------------
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


          In February 2002, Standard & Poor's affirmed its December 31, 2001 ratings. Standard & Poor's revised its outlook for ALIC and its rated subsidiaries and affiliates to "negative" from "stable". This revision is part of an ongoing life insurance industry review recently initiated by Standard & Poor's. Moody's and A.M. Best reaffirmed their ratings and outlook for the Company and ALIC.

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
               RESULTS OF OPERATIONS FOR THE THREE MONTH PERIODS
                         ENDED MARCH 31, 2002 AND 2001

      LIQUIDITY
          Under the terms of reinsurance agreements, substantially all premiums and deposits, excluding those relating to Separate Accounts, are transferred to ALIC, which maintains the investment portfolios supporting the Company's products. Substantially all payments of policyholder claims, benefits, contract maturities, contract surrenders and withdrawals and certain operating costs, excluding those relating to Separate Accounts, are also reimbursed by ALIC under the terms of the reinsurance agreements. The Company continues to have primary liability as a direct insurer for risks reinsured. The Company's ability to meet liquidity demands is dependent on ALIC's ability to meet its obligations under the reinsurance agreements. ALIC's financial strength was rated Aa2, AA+, and A+ by Moody's, Standard & Poor's and A.M. Best, respectively, at March 31, 2002.

         The primary sources for the remainder of the Company's funds are collection of principal and interest from the investment portfolio and capital contributions from ALIC and intercompany loans from the Corporation. The primary uses for the remainder of the Company's funds are to purchase investments and pay costs associated with the maintenance of the Company's investment portfolio, income taxes, dividends to ALIC and the repayment of intercompany loans from the Corporation.

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

o Currently, the Corporation is examining the potential exposure, if any, of its insurance operations from acts of terrorism. The Corporation is also examining how best to address this exposure, if any, considering the interests of policyholders, shareholders, the lending community, regulators and others. The Company generally does not have exclusions for terrorist events included in its life insurance policies. In the event that a terrorist act occurs, the Company may be adversely impacted, depending on the nature of the event. With respect to the Company's investment portfolio, in the event that commercial insurance coverage for terrorism becomes unavailable or very expensive, there could be significant adverse impacts on some portion of the Company's portfolio, particularly in sectors such as airlines and real estate. For example, certain debt obligations might be adversely affected due to the inability to obtain coverage to restore the related real estate or other property, thereby creating the potential for increased default risk.

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

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
               RESULTS OF OPERATIONS FOR THE THREE MONTH PERIODS
                         ENDED MARCH 31, 2002 AND 2001


o The impact of decreasing Separate Accounts balances resulting from volatile market conditions, underlying fund performance and sales management performance could cause contract charges realized by the Company, as well as ALIC, to decrease and lead to an increase of exposure to pay guaranteed minimum income and death benefits.

o The Company amortizes deferred policy acquisition costs ("DAC") related to contractholder funds in proportion to gross profits over the estimated lives of the contract periods. Periodically, the Company updates the assumptions underlying the gross profits, which include estimated future fees, investment margins and expenses, in order to reflect actual experience. Updates to these assumptions result in adjustments to the cumulative amortization of DAC. These adjustments may have a material effect on results of operations. DAC and any related adjustments are ceded to ALIC.

o In order to manage interest rate risk, from time to time the Company adjusts the effective duration of assets in the investment portfolio. Those adjustments may have an impact on the value of the investment portfolio and on investment income.

o It is possible that the assumptions and projections used by the Company in establishing prices for the guaranteed minimum death benefits and guaranteed minimum income benefits on variable annuities, particularly assumptions and projections about investment performance, do not accurately anticipate the level of costs that the Company will ultimately incur and cede to ALIC in providing those benefits.

o Management believes the reserves for life-contingent contract benefits are adequate to cover ultimate policy benefits, despite the underlying risks and uncertainties associated with their determination when payments will not occur until well into the future. Reserves are based on many assumptions and estimates, including estimated premiums received over the assumed life of the policy, the timing of the event covered by the insurance policy, the amount of contract benefits to be paid and the investment returns on the assets purchased with the premium received. The Company periodically reviews and revises its estimates. If future experience differs from assumptions, it may have a material impact on results of operations ceded to ALIC.

o    Under  current  U.S.  tax  law  and  regulations,  deferred  and  immediate annuities and life insurance, including interest-sensitive products, receive favorable policyholder tax treatment. Any legislative or regulatory changes that adversely alter this treatment are likely to negatively affect the demand for these products. In addition, recent changes in the federal estate tax laws will affect the demand for the types of life insurance used in estate planning.

o The Company distributes its products under agreements with other members of the financial services industry that are not affiliated with the Company. Termination of one or more of these agreements due to, for example, changes in control of any of these entities, could have a detrimental effect on the Company's sales. This risk may be exacerbated the enactment of the Gramm-Leach-Bliley Act of 1999, which eliminated many federal and state law barriers to affiliations among banks, securities firms, insurers and other financial service providers.

o While positive operating cash flows are expected to continue to meet the Corporation's liquidity requirements, the Corporation's liquidity could be constrained by a catastrophe which results in extraordinary losses, a downgrade of the Corporation's current long-term debt rating of A1 and A+ (from Moody's and Standard & Poor's, respectively) to non-investment grade status of below Baa3/BBB-, a downgrade in AIC's financial strength rating from Aa2, AA and A+ (from Moody's, Standard & Poor's and A.M. Best, respectively) to below Baa/BBB/B, or a downgrade in ALIC's or the Company's financial strength rating from Aa2, AA+ and A+ (from Moody's, Standard & Poor's and A.M. Best, respectively) to below Aa3/AA-/A-. In the event of a downgrade of the Corporation's ratings, ALIC and its rated subsidiaries could also experience a similar downgrade.

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
               RESULTS OF OPERATIONS FOR THE THREE MONTH PERIODS
                         ENDED MARCH 31, 2002 AND 2001


o The events of September 11 and the resulting disruption in the financial markets revealed weaknesses in the physical and operational infrastructure that underlies the U.S. and worldwide financial systems. Those weaknesses did not impair the Company's liquidity in the wake of September 11. However, if an event of similar or greater magnitude occured in the future and if the weaknesses in the physical and operational infrastructure of the U.S. and worldwide financial systems are not remedied, the Company could encounter significant difficulties in transferring funds, buying and selling securities and engaging in other financial transactions that support its liquidity.

o Financial strength ratings have become an increasingly important factor in establishing the competitive position of insurance companies and, generally, may be expected to have an effect on an insurance company's business. On an ongoing basis, rating agencies review the financial performance and condition of insurers. A multiple level downgrade of either the Company or ALIC, while not expected, could have a material adverse effect on the Company's sales, including the competitiveness of the Company's product offerings, its ability to market products, and its financial condition and results of operations.

o State insurance regulatory authorities require insurance companies to maintain specified levels of statutory capital and surplus. In addition, competitive pressures require the Company to maintain financial strength ratings. These restrictions affect the Company's ability to pay shareholder dividends to ALIC and use its capital in other ways.

o Following enactment of the Gramm-Leach-Bliley Act of 1999, federal legislation that allows mergers that combine commercial banks, insurers and securities firms, state insurance regulators have been collectively participating in a reexamination of the regulatory framework that currently governs the United States insurance business in an effort to determine the proper role of state insurance regulation in the U. S. financial services industry. We cannot predict whether any state or federal measures will be adopted to change the nature or scope of the regulation of the insurance business or what affect any such measures would have on the Company.

o The Gramm-Leach-Bliley Act of 1999 permits mergers that combine commercial banks, insurers and securities firms under one holding company. Until passage of the Gramm-Leach-Bliley Act, the Glass Steagall Act of 1933 had limited the ability of banks to engage in securities-related businesses and the Bank Holding Company Act of 1956 had restricted banks from being affiliated with insurers. With the passage of the Gramm-Leach-Bliley Act, bank holding companies may acquire insurers and insurance holding companies may acquire banks. In addition, grand-fathered unitary thrift holding companies, including The Allstate Corporation, may engage in activities that are not financial in nature. The ability of banks to affiliate with insurers may materially adversely affect all of the Company's product lines by substantially increasing the number, size and financial strength of potential competitors.

o In some states, mutual insurance companies can convert to a hybrid structure known as a mutual holding company. This process converts insurance companies owned by their policyholders to become stock insurance companies owned (through one or more intermediate holding companies) partially by their policyholders and partially by stockholders. Also, some states permit the conversion of mutual insurance companies into stock insurance companies (demutualization). The ability of mutual insurance companies to convert to mutual holding companies or to demutualize may materially adversely affect all of our product lines by substantially increasing competition for capital in the financial services industry.

PART II - Other Information

Item 1.   Legal Proceedings

          The discussion  "Regulation and Legal  Proceedings" in Part I, Item 1,
          Note 5 of this Form 10-Q is incorporated herein by reference.

Item 6.   Exhibits and Reports on Form 8-K

         (a) Exhibits

             An Exhibit Index has been filed as part of this report on page E-1.

         (b) Reports on Form 8-K

             None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated May 13, 2002.                  GLENBROOK LIFE AND ANNUITY COMPANY
                                     -------------------------------------------
                                              (Registrant)


                                    /s/THOMAS J. WILSON, II
                                    Thomas J. Wilson, II
                                    PRESIDENT AND CHIEF EXECUTIVE OFFICER
                                      (Authorized Officer of Registrant)



                                    /s/SAMUEL H. PILCH
                                    Samuel H. Pilch
                                    GROUP VICE PRESIDENT AND CONTROLLER
                                      (Chief Accounting Officer)

                                  Exhibit Index


Exhibit No.             Description

      3(i)(A) Articles of Amendment to the Amended and Restated Articles of Incorporation and Articles of Redomestication of Glenbrook Life and
                        Annuity Company dated October 20, 1999.

      3(i)(B) Amended and Restated Articles of Incorporation and Articles of Redomestication of Glenbrook Life and Annuity Company. Incorporated herein by reference to
                        Exhibit 3(i) to Glenbrook Life and Annuity Company's Annual Report on Form 10-K for the year ended December 31, 1998.

      3(ii) Amended and Restated Bylaws of Glenbrook Life and Annuity Company. Incorporated herein by reference to
                        Exhibit 3(ii) to Glenbrook Life and Annuity Company's Annual Report on Form 10-K for the year ended December 31, 1998.

      10.1 Service and Expense Agreement among Allstate Insurance Company and The Allstate Corporation and Certain Insurance Subsidiaries dated January 1, 1999. Incorporated herein by reference to Exhibit 10.2 to Northbrook Life Insurance Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.

      10.2              Investment   Management  Agreement  and  Amendment  to
                        Certain  Service  and  Expense   Agreements  Among
                        Allstate Investments, LLC and Allstate Insurance Company and The Allstate Corporation and Certain Affiliates effective as of January 1, 2002. Incorporated herein by reference to Exhibit 10.3 to Northbrook Life Insurance Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.

      10.3 Tax Sharing Agreement dated as November 12, 1996 among The Allstate Corporation and certain affiliates. Incorporated herein by reference to Exhibit 10.4 to Northbrook Life Insurance Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.