Form 10-Q
period 2002-06-30
GLENBROOK LIFE & ANNUITY CO
filed 2002-08-14
CIK 945094

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

                  For the quarterly period ended: June 30, 2002

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                        Commission file number: 333-88870



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


     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No


     As of July 31, 2002, Registrant had 5,000 shares of common capital stock outstanding, par value $500 per share all of which shares are held by Allstate Life Insurance Company.

                       GLENBROOK LIFE AND ANNUITY COMPANY
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                                  JUNE 30, 2002



PART I.        FINANCIAL INFORMATION

Item 1.        Financial Statements

               Condensed Statements of Operations for the Three Month and Six
               Month Periods Ended June 30, 2002 and 2001 (unaudited)                                   3

               Condensed Statements of Financial Position as of June 30, 2002
               (unaudited) and December 31, 2001                                                        4

               Condensed Statements of Cash Flows for the Six Month Periods Ended
               June 30, 2002 and 2001 (unaudited)                                                       5

               Notes to Condensed Financial Statements (unaudited)                                      6

Item 2.        Management's Discussion and Analysis of Financial Condition and
               Results of Operations                                                                   10

PART II.       OTHER INFORMATION


Item 1.        Legal Proceedings                                                                       17

Item 6.        Exhibits and Reports on Form 8-K                                                        17

               Signature Page                                                                          18





                          PART 1. FINANCIAL INFORMATION
                     ITEM 1. CONDENSED FINANCIAL STATEMENTS

                       GLENBROOK LIFE AND ANNUITY COMPANY
                       CONDENSED STATEMENTS OF OPERATIONS

                                                  Three Months Ended              Six Months Ended
                                                       June 30,                       June 30,
                                               -------------------------     ---------------------------
                                               -------------------------     ---------------------------
(in thousands)                                    2002          2001            2002           2001
                                               ------------   ----------     ------------  -------------
                                                     (Unaudited)                    (Unaudited)
REVENUES
Net investment income                          $     2,576   $    2,658     $      5,149  $       5,394
Realized capital gains and losses                        -            -               54            (46)
Administration fees                                      -           28                -             57
                                               -----------   ----------     ------------  -------------
                                                     2,576        2,686            5,203          5,405
COSTS AND EXPENSES
Administration expenses                                  -           22                -             43
                                               -----------   ----------     ------------  -------------
INCOME FROM OPERATIONS BEFORE INCOME TAX
   EXPENSE                                           2,576        2,664            5,203          5,362
Income tax expense                                     900          930            1,818          1,873
                                               -----------   ----------     ------------  -------------
NET INCOME                                     $     1,676   $    1,734     $      3,385  $       3,489
                                               ===========   ==========     ============  =============






                                   See notes to condensed financial statements.

                       GLENBROOK LIFE AND ANNUITY COMPANY
                   CONDENSED STATEMENTS OF FINANCIAL POSITION

                                                                                                June 30,         December 31,
                                                                                                  2002               2001
                                                                                             ---------------   -----------------
                                                                                             ---------------   -----------------
(in thousands, except par value data)                                                         (Unaudited)
ASSETS
Investments
   Fixed income securities, at fair value (amortized cost $153,331 and $154,154)            $       162,282    $        160,974
   Short-term                                                                                         8,791               6,592
                                                                                            ---------------    ----------------
      Total investments                                                                             171,073             167,566

Cash                                                                                                  8,287                   -
Reinsurance recoverable from Allstate Life Insurance Company, net                                 5,868,403           5,378,036
Other assets                                                                                          3,457               3,404
Separate Accounts                                                                                 1,344,947           1,547,953
                                                                                            ---------------    ----------------
        TOTAL ASSETS                                                                        $     7,396,167    $      7,096,959
                                                                                            ===============    ================


LIABILITIES
Contractholder funds                                                                        $     5,861,211    $      5,370,475
Reserve for life-contingent contract benefits                                                         7,192               7,561
Current income taxes payable                                                                          1,813               3,844
Deferred income taxes                                                                                 3,358               2,610
Other liabilities and accrued expenses                                                                3,645                   -
Payable to affiliates, net                                                                            6,913               2,198
Separate Accounts                                                                                 1,344,947           1,547,953
                                                                                            ---------------    ----------------
        TOTAL LIABILITIES                                                                         7,229,079           6,934,641
                                                                                            ---------------    ----------------

COMMITMENTS AND CONTINGENT LIABILITIES (NOTE 4)


SHAREHOLDER'S EQUITY
Common stock, $500 par value, 10,000 shares authorized, 5,000 shares issued and
   outstanding                                                                                        2,500               2,500
Additional capital paid-in                                                                          119,241             119,241
Retained income                                                                                      39,529              36,144
Accumulated other comprehensive income:
   Unrealized net capital gains and losses                                                            5,818               4,433
                                                                                            ---------------    ----------------
        Total accumulated other comprehensive income                                                  5,818               4,433
                                                                                            ---------------    ----------------
        TOTAL SHAREHOLDER'S EQUITY                                                                  167,088             162,318
                                                                                            ---------------    ----------------
        TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY                                          $     7,396,167    $      7,096,959
                                                                                            ===============    ================




                                   See notes to condensed financial statements.

                       GLENBROOK LIFE AND ANNUITY COMPANY
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                                     Six Months Ended
                                                                                                         June 30,
                                                                                                ---------------------------
                                                                                                ---------------------------
(in thousands)                                                                                     2002           2001
                                                                                                ------------  -------------
                                                                                                       (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                                      $     3,385   $      3,489
Adjustments to reconcile net income to net cash provided by operating activities

          Amortization and other non-cash items                                                          15            (44)
          Realized capital gains and losses                                                             (54)            46
          Changes in:
             Income taxes payable                                                                    (2,029)         1,873
             Payable to affiliates, net                                                               4,715         (2,888)
             Other operating assets and liabilities                                                   3,592           (221)

                                                                                                -----------   ------------
                Net cash provided by operating activities                                             9,624          2,255
                                                                                                -----------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES
Fixed income securities
          Proceeds from sales                                                                         2,222          1,251
          Investment collections                                                                      8,837          4,433
          Investments purchases                                                                     (10,197)       (21,143)
Change in short-term investments, net                                                                (2,199)          (296)
                                                                                                -----------   ------------
                Net cash used in investing activities                                                (1,337)       (15,755)
                                                                                                -----------   ------------


NET INCREASE (DECREASE) IN CASH                                                                       8,287        (13,500)
CASH AT BEGINNING OF PERIOD                                                                               -         13,500
                                                                                                -----------   ------------
CASH AT END OF PERIOD                                                                           $     8,287   $          -
                                                                                                ===========   ============




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

     The condensed financial statements and notes as of June 30, 2002 and for the three-month and six-month periods ended June 30, 2002 and 2001 are unaudited. The condensed financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. These condensed financial statements and notes should be read in conjunction with the financial statements and notes thereto included in the Glenbrook Life and Annuity Company Annual Report on Form 10-K for the year ended December 31, 2001. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

     To conform with the 2002 and year-end 2001 presentations, certain prior year amounts have been reclassified.

NEW  ACCOUNTING STANDARD

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 142, "Goodwill and other Intangible Assets", which eliminates the requirement to amortize goodwill, and requires that goodwill and separately identified intangible assets with indefinite lives be evaluated for impairment on an annual basis (or more frequently if impairment indicators arise) on a fair value basis. The Company adopted SFAS No. 142 effective January 1, 2002. The non-amortization provisions of SFAS No. 142 had no impact on the Company as all expenses of the Company, including goodwill amortization, are ceded to ALIC pursuant to a reinsurance agreement. During the second quarter of 2002, the Company completed the initial goodwill impairment test required by SFAS No. 142 and concluded that goodwill was not impaired.


PENDING ACCOUNTING STANDARD

     On July 31, 2002, the AICPA issued an exposure draft Statement of Position ("SOP") entitled "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts". The accounting guidance contained in the proposed SOP applies to several of the Company's products and product features. The proposed effective date of the SOP is fiscal years beginning after December 15, 2003, with earlier adoption encouraged. Initial application should be as of the beginning of the fiscal year; therefore, if adopted during an interim period of 2003, prior interim periods should be restated. Most provisions of the proposed SOP will have a minimal impact to the Company, however, a provision that requires the establishment of a liability in addition to the account balance for contracts that contain death or other insurance benefits may have a material impact on the condensed statement of operations ceded to ALIC depending on the market conditions at the time of adoption. Contracts affected are those that contain provisions wherein the amounts assessed against the contractholder each period for the insurance benefit feature are not proportionate to the insurance coverage provided for the period. These contract provisions are commonly referred to as guaranteed minimum death benefits. The SOP concludes, in accordance with the Company's policy, that no liability should be recognized during the accumulation phase for contract features that guarantee a minimum amount for annuitization, upon election by the contractholder, at a contractually specified future date. These product features are commonly referred to as guaranteed minimum income benefits.

                       GLENBROOK LIFE AND ANNUITY COMPANY
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


2.   REINSURANCE

     The Company has reinsurance agreements whereby all contract charges, credited interest, policy benefits and certain expenses are ceded to ALIC and are reflected net of such reinsurance in the condensed statements of operations. Reinsurance recoverables and the related reserve for life-contingent contract benefits and contractholder funds are reported separately in the condensed statements of financial position. The Company continues to have primary liability as the direct insurer for risks reinsured.


     Investment income earned on the assets which support contractholder funds and the reserve for life-contingent contract benefits is not included in the Company's condensed financial statements as those assets are owned and managed by ALIC under the terms of reinsurance agreements.

     The following table summarizes amounts ceded to ALIC under reinsurance agreements.

                                                            Three Months Ended              Six Months Ended
                                                                 June 30,                       June 30,
                                                       -----------------------------    --------------------------
                                                       ------------    -------------    -----------    -----------
         (in thousands)                                   2002             2001            2002           2001
                                                       ------------    -------------    -----------    -----------

         Contract charges                             $   8,479       $    7,828        $     15,775    $  16,443
         Credited interest, policy
           benefits and certain expenses                 90,345          104,023             176,972      196,026


                       GLENBROOK LIFE AND ANNUITY COMPANY
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

3.   COMPREHENSIVE INCOME

     The components of other comprehensive income on a pretax and after-tax basis are as follows:

                                                                          Three Months Ended June 30,
                                                --------------------------------------------------------------------------------
      (in thousands)                                            2002                                      2001
                                                -------------------------------------    ---------------------------------------
                                                                             After-                                    After-
                                                    Pretax        Tax         tax            Pretax         Tax          tax
                                                   ---------    --------    ---------       ----------    ---------   ----------
                                                   ---------    --------    ---------       ----------    ---------   ----------
      UNREALIZED CAPITAL GAINS AND LOSSES:

      Unrealized holding gains (losses)
          arising during the period               $   4,032    $ (1,411)   $   2,621       $  (1,827)    $     639   $  (1,188)
      Less:  reclassification adjustments                 -           -                           -              -           -
                                                  ---------    --------    ---------       ---------     ---------   ---------
      Unrealized net capital gains (losses)           4,032      (1,411)       2,621          (1,827)          639      (1,188)
                                                  ---------    --------    ---------       ---------     ---------   ---------

      Other comprehensive income (loss)           $   4,032    $ (1,411)       2,621       $  (1,827)    $     639      (1,188)
                                                  =========    =========                   =========     =========

      Net income                                                               1,676                                     1,734
                                                                           ---------                                 ---------

      Comprehensive income                                                 $   4,297                                 $     546
                                                                           =========                                 =========


                                                                           Six Months Ended June 30,
                                                --------------------------------------------------------------------------------
      (in thousands)                                            2002                                      2001
                                                -------------------------------------    ---------------------------------------
                                                                             After-                                    After-
                                                    Pretax        Tax         tax            Pretax         Tax          tax
                                                   ---------    --------    ---------       ----------    ---------   ----------
                                                   ---------    --------    ---------       ----------    ---------   ----------
      UNREALIZED CAPITAL GAINS AND LOSSES:

      Unrealized holding gains (losses)

          arising during the period               $   2,185    $   (765)   $   1,420       $     272     $     (95)  $     177
      Less:  reclassification adjustments                54         (19)          35             (46)           16         (30)
                                                  ---------    --------    ---------       ---------     ---------   ---------
      Unrealized net capital gains (losses)           2,131        (746)       1,385             318          (111)        207
                                                  ---------    --------    ---------       ---------     ---------   ---------

      Other comprehensive income (loss)           $   2,131    $   (746)       1,385       $     318     $    (111)        207
                                                  =========    ========                    =========     =========

      Net income                                                               3,385                                     3,489
                                                                           ---------                                 ---------
      Comprehensive income                                                 $   4,770                                 $   3,696
                                                                           =========                                 =========


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

     Various other legal and regulatory actions are currently pending that involve the Company and specific aspects of its conduct of business. Like other members of the insurance industry, the Company is the target of an increasing number of class action lawsuits and other types of litigation based on a variety of issues, some of which involve claims for substantial and/or indeterminate amounts (including punitive and treble damages) and the outcomes of which are unpredictable. However, at this time, based on their present status, it is the opinion of management that the ultimate liability, if any, in one or more of these other actions in excess of amounts currently reserved is not expected to have a material effect on the results of operations, liquidity or financial position of the Company.

                       GLENBROOK LIFE AND ANNUITY COMPANY
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)



5.   THIRD PARTY ADMINISTRATION AGREEMENT


     On July 18, 2001, the Company entered into an administrative services agreement with American Maturity Life Insurance Company ("American Maturity"), which was effective as of January 2, 2001, to administer certain blocks of annuities that American Maturity reinsures to ALIC. Pursuant to the terms of the agreement, the Company is to provide insurance contract administration and financial services for all contracts covered under the reinsurance agreement. The administrative services agreement can be terminated by either the Company or American Maturity upon mutual consent or as otherwise provided for in the terms of the agreement. Beginning in the 4th quarter of 2001, all Administrative Fees earned and Administrative Expenses incurred by the Company are ceded to ALIC in accordance with reinsurance agreements.

                  ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF
      FINANICAL CONDITION AND RESULTS OF OPERATONS FOR THE THREE MONTH AND
                 SIX MONTH PERIODS ENDED JUNE 30, 2002 AND 2001

     THE FOLLOWING DISCUSSION HIGHLIGHTS SIGNIFICANT FACTORS INFLUENCING RESULTS OF OPERATIONS AND CHANGES IN FINANCIAL POSITION OF GLENBROOK LIFE AND ANNUITY COMPANY (THE "COMPANY"). IT SHOULD BE READ IN CONJUNCTION WITH THE CONDENSED FINANCIAL STATEMENTS AND RELATED NOTES THERETO FOUND UNDER PART I. ITEM 1. CONTAINED HEREIN AND WITH THE DISCUSSION, ANALYSIS, FINANCIAL STATEMENTS AND NOTES THERETO IN PART I. ITEM 1. AND PART II. ITEM 7. AND ITEM 8. OF THE GLENBROOK LIFE AND ANNUITY COMPANY ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2001, WHICH INCLUDES A DISCUSSION OF THE COMPANY'S CRITICAL ACCOUNTING POLICIES.

OVERVIEW

     The Company, a wholly owned subsidiary of Allstate Life Insurance Company ("ALIC"), which is a wholly owned subsidiary of Allstate Insurance Company ("AIC"), a wholly owned subsidiary of The Allstate Corporation (the "Corporation"), markets a diversified group of products to meet consumers' lifetime needs in the areas of protection and retirement solutions through financial services firms. The Company's products include interest-sensitive life, including single premium life and variable life; fixed annuities, including market value adjusted annuities and equity-indexed annuities; immediate annuities; and variable annuities.

     The Company has identified itself as a single segment entity.

     The assets and liabilities related to variable contracts are legally segregated and reflected as Separate Accounts. The assets of the Separate Accounts are carried at fair value. Separate Accounts liabilities represent the contractholders' claims to the related assets and are carried at the fair value of the assets. Investment income and realized capital gains and losses of the Separate Accounts accrue directly to the contractholders and therefore are not included in the Company's condensed statements of operations. Revenues to the Company from the Separate Accounts consist of contract maintenance and administration fees and mortality, surrender and expense charges, all of which are ceded to ALIC.

     Absent any contract provision wherein the Company guarantees either a minimum return or account value upon death or annuitization, variable annuity and variable life contractholders bear the investment risk that the Separate Accounts' funds may not meet their stated objectives. These guarantees are ceded to ALIC in accordance with the reinsurance agreements.


     RESULTS OF OPERATIONS

         (in thousands)
                                                          Three Months Ended               Six Months Ended
                                                               June 30,                        June 30,
                                                     ----------------------------     --------------------------
                                                     ---------- --- -------------     ---------- --- -----------
                                                          2002          2001             2002           2001
                                                     ----------     -------------     ----------     -----------
                                                     ----------     -------------     ----------     -----------
         Net investment income                       $    2,576     $      2,658      $    5,149     $   5,394
         Realized capital gains and losses                    -                -              54           (46)
         Administration fees                                  -               28               -            57
         Administration expenses                              -               22               -            43
         Income tax expense                                 900              930           1,818         1,873
                                                     ----------     ------------     -----------     ---------
         Net income                                  $   1,676      $      1,734     $     3,385     $   3,489
                                                     ==========     ============     ===========     =========

     The Company has reinsurance agreements under which all contract and policy related liabilities are transferred to ALIC. The Company's results of operations include net investment income and realized capital gains and losses earned on the assets of the Company that are not transferred under the reinsurance agreements.

     Net income decreased 3.3% in the second quarter of 2002 compared to the same period in 2001. Net income for the first six months of 2002 decreased 3.0% compared to the same period last year. These decreases are primarily a result of a decrease in net investment income.

     Pretax net investment income decreased 3.1% in the second quarter of 2002 compared to the same period in 2001. For the first six months of 2002 pretax net investment income decreased 4.5% compared to the same period last year. The decrease in net investment income is due to lower yields partially offset by increased investment balances. Investments at June 30, 2002, excluding Separate Accounts and unrealized capital gains

                  ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF
      FINANICAL CONDITION AND RESULTS OF OPERATONS FOR THE THREE MONTH AND
                 SIX MONTH PERIODS ENDED JUNE 30, 2002 AND 2001

and losses, grew 2.2% as compared to June 30, 2001. This increase was due to positive cash flows from operations.

     There were no after-tax realized capital gains or losses in the second quarter of 2002 and 2001. For the first six months of 2002, after-tax realized capital gains were $35 thousand compared to after-tax realized capital losses of $30 thousand in the same period last year. Realized capital gains and losses result from the sale of fixed income securities. Period to period fluctuations in realized capital gains and losses are the result of timing of sales decisions reflecting management's decision on positioning of the portfolio, assessments of individual securities, overall market conditions and write-downs when the Company determines that a decline in the value of a security is other than temporary.


     FINANCIAL POSITION

     (in thousands)
                                                           June 30,             December 31,
                                                             2002                   2001
                                                        ----------------      ------------------
                                                        ----------------      ------------------
     Fixed income securities (1)                        $       162,282       $        160,974
     Short-term                                                   8,791                  6,592
                                                        ---------------       ----------------
              Total investments                         $       171,073       $        167,566
                                                        ===============       ================

     Cash                                               $         8,287       $             --
                                                        ===============       ================

     Reinsurance recoverable from ALIC, net             $     5,868,403       $      5,378,036
                                                        ===============       ================

     Contractholder funds                               $     5,861,211       $      5,370,475
                                                        ===============       ================

     Reserve for life-contingent contract benefits      $         7,192       $          7,561
                                                        ===============       ================

     Separate Accounts assets and liabilities           $     1,344,947       $      1,547,953
                                                        ===============       ================

     (1) Fixed income securities are carried at fair value. Amortized cost for these securities was $153.3 million and $154.2 million at June 30, 2002 and December 31, 2001, respectively.

     Total investments were $171.1 million at June 30, 2002 compared to $167.6 million at December 31, 2001. The increase was primarily due to positive cash flows generated from operations and increased unrealized gains on fixed income securities. At June 30, 2002, unrealized capital gains on fixed income securities were $9.0 million compared to $6.8 million at December 31, 2001.


     At June 30, 2002, 97.2% of the Company's fixed income securities portfolio was rated investment grade, which is defined by the Company as a security having a rating from the National Association of Insurance Commissioners ("NAIC") of 1 or 2, a Moody's rating of Aaa, Aa, A or Baa, or a comparable Company internal rating.

     Commencing in late July 2002, deterioration of U.S. credit markets significantly escalated. For example, in July the Lehman Bothers U.S. Investment-Grade Credit Index under-performed U.S. Treasuries by 259 basis points, its second-worst month ever. In particular, the telecommunications, airlines, and energy sectors in which the Company has holdings have been adversely affected. This deterioration, along with reduced market liquidity, could also extend to other segments of the economy and is expected to lead to increased recognition of realized capital losses from investment write-downs and portfolio trading in subsequent periods.

     At June 30, 2002, cash was $8.3 million compared to none at December 31, 2001. Cash increased due to a change in the management process for Separate Accounts receipts and disbursements.

     At June 30, 2002, Contractholder funds increased $490.7 million to $5.86 billion from $5.37 billion at December 31, 2001 as a result of additional deposits from fixed annuities and credited interest, partially offset by surrenders and withdrawals. Reinsurance recoverable from ALIC increased correspondingly by $490.4 million due to the increase in contractholder funds.

     At June 30, 2002, Separate Accounts assets and liabilities decreased 13.1% to $1.34 billion compared to the December 31, 2001 balance. The decreases were primarily attributable to unrealized losses in the Separate Accounts investment portfolios due to equity market conditions and surrenders and withdrawals, partially offset by sales of variable annuity contracts and transfers from the fixed account contract option to variable Separate Accounts funds.

                  ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF
      FINANICAL CONDITION AND RESULTS OF OPERATONS FOR THE THREE MONTH AND
                 SIX MONTH PERIODS ENDED JUNE 30, 2002 AND 2001


CAPITAL RESOURCES AND LIQUIDITY

CAPITAL RESOURCES
     The company's capital resources consist of shareholder's equity. The following table summarizes the capital resources.

                                                       June 30,         December 31,
     (in thousands)                                      2002               2001
                                                     --------------    ----------------
                                                     --------------    ----------------
     Common stock and retained income                $    161,270      $      157,885
     Accumulated other comprehensive income                 5,818               4,433
                                                     ------------      --------------
           Total shareholder's equity                $    167,088      $      162,318
                                                      ============     ==============

SHAREHOLDER'S EQUITY
     Shareholder's equity increased $4.8 million in the first six months of 2002 when compared to December 31, 2001, due to an increase in net income and an increase in unrealized net capital gains and losses.


DEBT
     The Company had no outstanding debt at June 30, 2002 and December 31, 2001.


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

     In February 2002, Standard & Poor's affirmed its December 31, 2001 ratings. Standard & Poor's revised its outlook for ALIC and its rated subsidiaries and affiliates, including the Company, to "negative" from "stable". This revision is part of an ongoing life insurance industry review being conducted by Standard & Poor's. Moody's and A.M. Best reaffirmed their ratings and outlook for the Company and ALIC.

                  ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF
      FINANICAL CONDITION AND RESULTS OF OPERATONS FOR THE THREE MONTH AND
                 SIX MONTH PERIODS ENDED JUNE 30, 2002 AND 2001


LIQUIDITY


The principal sources of funds for the Company include the following activities:

     SOURCES OF FUNDS
     Statutory premiums and deposits
     Reinsurance recoveries
     Receipts of principal, interest and dividends on investments
     Sales of investments
     Capital contributions from ALIC
     Inter-company loans

The principal uses of funds for the Company include the following activities:

     USES OF FUNDS
     Payment of contract benefits, maturities, surrenders and withdrawals Reinsurance cessions and payments
     Operating expenses
     Purchase of investments
     Repayment of inter-company loans
     Dividends to ALIC

     Under the terms of reinsurance agreements, substantially all premiums and deposits, excluding those relating to Separate Accounts, are transferred to ALIC, which maintains the investment portfolios supporting the Company's products. Substantially all payments or policyholder claims, benefits, including guaranteed minimum income or death benefits, contract maturities, contract surrenders and withdrawals and certain operating costs, excluding those relating to Separate Accounts, are also reimbursed by ALIC under the terms of the reinsurance agreements. The Company continues to have primary liability as a direct insurer for risks reinsured. The Company's ability to meet liquidity demands is dependent on ALIC's ability to meet its obligations under the reinsurance program. ALIC's financial strength was rated Aa2, AA+, and A+ by Moody's, Standard & Poor's and A.M. Best, respectively, at June 30, 2002.

     The Company has entered into an inter-company loan agreement with the Corporation. The amount of inter-company loans available to the Company is at the discretion of the Corporation. The maximum amount of loans the Corporation will have outstanding to all its eligible subsidiaries at any given point in time is limited to $1.00 billion. No amounts were outstanding for the Company under the inter-company loan agreement at June 30, 2002 and December 31, 2001.

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

                  ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF
      FINANICAL CONDITION AND RESULTS OF OPERATONS FOR THE THREE MONTH AND
                 SIX MONTH PERIODS ENDED JUNE 30, 2002 AND 2001

o Currently, the Corporation is examining the potential exposure, if any, of its insurance operations from acts of terrorism. The Corporation is also examining how best to address this exposure, if any, considering the interests of policyholders, shareholders, the lending community, regulators and others. The Company generally does not have exclusions for terrorist events included in its life insurance policies. In the event that a terrorist act occurs, the Company may be adversely impacted, depending on the nature of the event. With respect to the Company's investment portfolio, in the event that commercial insurance coverage for terrorism becomes unavailable or too expensive, there could be significant adverse impacts on some portion of the Company's portfolio, particularly in sectors such as airlines and real estate. For example, certain debt obligations might be adversely affected due to the inability to obtain coverage to restore the related real estate or other property, thereby creating the potential for increased default risk.

o Changes in market interest rates can have adverse effects on the Company's investment portfolio and investment income. Increasing market interest rates have an adverse impact on the value of the investment portfolio, for example, by decreasing unrealized capital gains on fixed income securities. In addition, increases in market interest rates as compared to rates offered on some of the Company's products could make those products less attractive and lead to lower sales and/or increase the level of surrenders on these products. Declining market interest rates could have an adverse impact on the Company's investment income as the Company reinvests proceeds from positive cash flows from operations and proceeds from maturities, calls and prepayments of investments into new investments that could be yielding less than the portfolio's average rate. Changes in market interest rates as compared to rates offered on some of the Company's products could make those products less attractive if competitive investment margins are not maintained, leading to lower sales and/or changes in the level of surrenders and withdrawals on these products.

o The Company amortizes deferred policy acquisition costs ("DAC") related to interest-sensitive life and investment contracts in proportion to gross profits over the estimated lives of the contract periods. Periodically, the Company updates the assumptions underlying the gross profits, which include estimated future contract charges, investment margins and expenses, in order to reflect actual and expected experience and its potential impact to the valuation of DAC. Updates to these assumptions could potentially result in adjustment to the cumulative amortization of DAC. For example, reduced estimated future gross profits resulting from declines in contract charges assessed against the Separate Accounts' balances invested in equity securities which have declined in value, could potentially result in increased amortization of DAC. An adjustment, if any, may have a material effect on results of operations ceded to ALIC. DAC and any related adjustments are ceded to ALIC.

o The impact of decreasing Separate Accounts balances resulting from volatile market conditions, underlying fund performance and sales management performance could cause contract charges realized by the Company, as well as ALIC, to decrease and lead to an increase of exposure to pay guaranteed minimum income and death benefits and could result in increased statutory reserves for these benefits, reducing the Company's, as well as ALIC's statutory capital and surplus. In addition, it is possible that the assumptions and projections used by the Company in establishing prices for the guaranteed minimum death benefits and guaranteed minimum income benefits on variable annuities, particularly assumptions and projections about investment performance, do not accurately anticipate the level of costs that the Company will ultimately incur and cede to ALIC in providing those benefits, resulting in adverse mortality trends that may have a material effect on results of operations ceded to ALIC.

o Conditions in the U.S. and international stock markets can have an impact on the Company's variable annuity sales. In general, sales of variable annuities increase when the stock markets are generally rising over an extended period of time and decrease when the stock markets are falling over an extended period of time.

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

                  ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF
      FINANICAL CONDITION AND RESULTS OF OPERATONS FOR THE THREE MONTH AND
                 SIX MONTH PERIODS ENDED JUNE 30, 2002 AND 2001

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

o The Company is affiliated with various entities registered under the federal securities laws as broker-dealers, investment advisers and/or investment companies. These entities are subject to the regulatory jurisdiction of the Securities and Exchange Commission, the National Association of Securities Dealers and/or, in some cases, state securities administrators. The laws regulating the securities products and activities of the Company are complex, numerous and subject to change. As with any highly regulated industry, there is some degree of risk of regulatory non-compliance; however the Company has in place various legal and compliance personnel, procedures and systems designed to reasonably assure compliance with these requirements.

o The Company distributes its products under agreements with other members of the financial services industry that are not affiliated with the Company. Termination of one or more of these agreements due to, for example, changes in control of any of these entities, could have a detrimental effect on the Company's sales. This risk may be exacerbated due to the enactment of the Gramm-Leach-Bliley Act of 1999, which eliminated many federal and state law barriers to affiliations among banks, securities firms, insurers and other financial service providers.

o While positive operating cash flows are expected to continue to meet the Corporation's liquidity requirements, the Corporation's liquidity could be constrained by a catastrophe which results in extraordinary losses, a downgrade of the Corporation's current long-term debt rating of A1 and A+ (from Moody's and Standard & Poor's, respectively) to non-investment grade status of below Baa3/BBB-, a downgrade in AIC's financial strength rating from Aa2, AA and A+ (from Moody's, Standard & Poor's and A.M. Best, respectively) to below Baa/BBB/B, or a downgrade in ALIC's or the Company's financial strength rating from Aa2, AA+ and A+ (from Moody's, Standard & Poor's and A.M. Best, respectively) to below Aa3/AA-/A-. In the event of a downgrade of the Corporation's ratings, ALIC and its subsidiaries could also experience a similar downgrade.

o The events of September 11, 2001, and the resulting disruption in the financial markets revealed weaknesses in the physical and operational infrastructure that underlies the U.S. and worldwide financial systems. Those weaknesses did not impair the Company's liquidity in the wake of September 11, 2001. However, if an event of similar or greater magnitude occurred in the future and if the weaknesses in the physical and operational infrastructure of the U.S. and worldwide financial systems are not remedied, the Company could encounter significant difficulties in transferring funds, buying and selling securities and engaging in other financial transactions that support its liquidity.

o Financial strength ratings have become an increasingly important factor in establishing the competitive position of insurance companies and, generally, may be expected to have an effect on an insurance company's business. On an ongoing basis, rating agencies review the financial performance and condition of insurers and could downgrade or change a company's ratings due to, for example, a decline in the value of a company's investment portfolio or increased reserves due to additional minimum income or death benefit exposure resulting from market declines. A multiple level downgrade of either the Company or ALIC, while not expected, could have a material adverse effect on the Company's sales, including the competitiveness of the Company's product offerings, its ability to market products, and its financial condition and results of operations. Also, the rating agencies have a variety of policies and practices regarding the relationships among ratings of affiliated entities. As such, the ratings of the Company or ALIC could be affected by changes in ratings of AIC and/or the Corporation.

o State insurance regulatory authorities require insurance companies to maintain specified levels of statutory capital and surplus. In addition, competitive pressures require the Company to maintain financial strength ratings. These restrictions affect the Company's ability to pay shareholder dividends to ALIC and use its capital in other ways.

                  ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF
      FINANICAL CONDITION AND RESULTS OF OPERATONS FOR THE THREE MONTH AND
                 SIX MONTH PERIODS ENDED JUNE 30, 2002 AND 2001

o The Company currently has Separate Account liabilities which contain death benefit features covered by the exposure draft Statement of Position ("SOP") entitled "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts". The Company does not currently hold liabilities for death benefit features covered by the SOP. If adopted, the Company's establishment of liabilities with respect to the contracts could have a material impact on the statement of operations ceded to ALIC, however the market values at the time of adoption will affect the amount of the liability required.

o Following enactment of the Gramm-Leach-Bliley Act of 1999, federal legislation that allows mergers that combine commercial banks, insurers and securities firms, state insurance regulators have been collectively participating in a reexamination of the regulatory framework that currently governs the United States insurance business in an effort to determine the proper role of state insurance regulation in the U.S. financial services industry. In addition, members of Congress have introduced or discussed measures to permit optional federal chartering, and thus regulation, of some types of insurance business, such as life insurance and annuities. We cannot predict whether any state or federal measures will be adopted to change the nature or scope of the regulation of the insurance business or what affect any such measures would have on the Company.

o The Gramm-Leach-Bliley Act of 1999 permits mergers that combine commercial banks, insurers and securities firms under one holding company. Until passage of the Gramm-Leach-Bliley Act, the Glass Steagall Act of 1933 had limited the ability of banks to engage in securities-related businesses and the Bank Holding Company Act of 1956 had restricted banks from being affiliated with insurers. With the passage of the Gramm-Leach-Bliley Act, bank holding companies may acquire insurers and insurance holding companies may acquire banks. In addition, grandfathered unitary thrift holding companies, including The Allstate Corporation, may engage in activities that are not financial in nature. The ability of banks to affiliate with insurers may materially adversely affect all of the Company's product lines by substantially increasing the number, size and financial strength of potential competitors.

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

o The impact of The Sarbanes-Oxley Act of 2002 on the business of the Company is being evaluated but cannot be determined at this time.

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


Dated August 13, 2002.                 GLENBROOK LIFE AND ANNUITY COMPANY
                                       ------------------------------------
                                                  (Registrant)




                                    By      /s/SAMUEL H. PILCH
                                            ------------------
                                            Samuel H. Pilch
                                            Group Vice President and Controller
                                            (chief accounting officer and
                                            authorized officer of registrant)


                                  Exhibit Index


   EXHIBIT NO.                                          DESCRIPTION

10.1   Underwriting Agreement for "Provider" Variable Annuity Contracts between
       Glenbrook Life and Annuity Company and ALFS, Inc. effective January 1, 1997

10.2   Underwriting Agreement for "Provider" Variable Life Insurance between
       Glenbrook Life and Annuity Company and ALFS, Inc. effective January 1, 1997

10.3   Reinsurance Agreement between Glenbrook Life and Annuity Company and
       Allstate Life Insurance Company effective June 5, 1992 as amended by
       Amendment No.1 effective June 8, 1995, Amendment No.2 executed December 18,
       1995 and Amendment No.3 executed October 22, 1998

10.4   Reinsurance Agreement between Glenbrook Life and Annuity Company and
       Allstate Life Insurance Company effective September 1, 1993, as amended by
       Amendment No.1 executed June 8, 1995, Amendment No.2 effective January 1,
       1993 and Amendment No. 3 executed October 22, 1998




                                      E-1