Form 10-Q
period 2002-09-30
GLENBROOK LIFE & ANNUITY CO
filed 2002-11-14
CIK 945094

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

------------------------------------------------------------------------------

                                    FORM 10-Q

Registrant meets the conditions set forth in General Instruction H (1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

              [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                                       OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2002

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

Registrant's telephone number, including are code: 847-402-5000

Registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                         Yes /X/           No / /

As of October 31, 2002, the Registrant had 5,000 common shares, $500 par value, outstanding, all of which are held by Allstate Life Insurance Company.

                       GLENBROOK LIFE AND ANNUITY COMPANY
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                               SEPTEMBER 30, 2002


PART 1.          FINANCIAL INFORMATION

Item 1.          Financial Statements

                 Condensed Statements of Operations for the Three Month and Nine Month
                 Periods Ended September 30, 2002 and 2001 (unaudited)                                           3

                 Condensed Statements of Financial Position as of September 30, 2002
                 (unaudited) and December 31, 2001                                                               4

                 Condensed Statements of Cash Flows for the Nine Month Periods Ended
                 September 30, 2002 and 2001 (unaudited)                                                         5

                 Notes to Condensed Financial Statements (unaudited)                                             6

Item 2.          Management's Discussion and Analysis of Financial Condition and
                 Results of Operations                                                                           9

Item 4.          Controls and Procedures                                                                        16

PART II.         OTHER INFORMATION

Item 1.          Legal Proceedings                                                                              17

Item 6.          Exhibits and Reports on Form 8-K                                                               17

                 Signature Page                                                                                 18

                 Certifications                                                                                 18


                          PART 1. FINANCIAL INFORMATION
                     ITEM 1. CONDENSED FINANCIAL STATEMENTS

                       GLENBROOK LIFE AND ANNUITY COMPANY
                       CONDENSED STATEMENTS OF OPERATIONS

                                                                   Three Months Ended            Nine Months Ended
                                                                     September 30,                 September 30,
                                                               ---------------------------    -------------------------
(in thousands)                                                    2002            2001          2002           2001
                                                               -----------     -----------    ----------     ----------
                                                                      (Unaudited)                   (Unaudited)
Revenues
Net investment income                                          $   2,587       $    2,694     $  7,736      $    8,088
Realized capital gains and losses                                 (1,076)              59       (1,022)             13
Administration fees                                                    -               28            -              85
                                                               ---------       ----------     --------      ----------
                                                                   1,511            2,781        6,714           8,186
Costs and expenses
Administration expenses                                                -               21            -              64
                                                               ---------       ----------     --------      ----------
Income from operations before income tax expense                   1,511            2,760        6,714           8,122
Income tax expense                                                   527              965        2,345           2,838
                                                               ---------       ----------     --------      ----------
Net income                                                     $     984       $    1,795     $  4,369      $    5,284
                                                               ==========      ==========     ========      ==========





                                    See notes to condensed financial statements.



                                                       GLENBROOK LIFE AND ANNUITY COMPANY
                                                   CONDENSED STATEMENTS OF FINANCIAL POSITION

                                                                                         September 30,      December 31,
                                                                                             2002                2001
                                                                                        ----------------    ----------------
                                                                                          (Unaudited)
(in thousands, except par value data)
Assets
Investments
   Fixed income securities, at fair value (amortized cost $161,405 and $154,154)        $       175,799     $       160,974
   Short-term                                                                                     1,881               6,592
                                                                                        ---------------     ---------------

     Total investments                                                                          177,680             167,566

Cash                                                                                              1,308                   -
Reinsurance recoverable from Allstate Life Insurance Company, net                             6,097,768           5,378,036
Receivable from affiliates, net                                                                   1,028                   -
Other assets                                                                                      3,796               3,404
Separate Accounts                                                                             1,130,758           1,547,953
                                                                                        ---------------     ---------------
         Total assets                                                                   $     7,412,338     $     7,096,959
                                                                                        ===============     ===============


Liabilities
Contractholder funds                                                                    $     6,090,223     $     5,370,475
Reserve for life-contingent contract benefits                                                     7,545               7,561
Current income taxes payable                                                                      2,672               3,844
Deferred income taxes                                                                             4,930               2,610
Other liabilities and accrued expenses                                                            4,600                   -
Payable to affiliates, net                                                                            -               2,198
Separate Accounts                                                                             1,130,758           1,547,953
                                                                                        ---------------     ---------------
         Total liabilities                                                                    7,240,728           6,934,641
                                                                                        ---------------     ---------------

Commitments and Contingent Liabilities (Note 4)

Shareholder's equity
Common stock, $500 par value, 10,000 shares authorized, 5,000
   shares issued and outstanding                                                                  2,500               2,500
Additional capital paid-in                                                                      119,241             119,241
Retained income                                                                                  40,513              36,144
Accumulated other comprehensive income:
   Unrealized net capital gains and losses                                                        9,356               4,433
                                                                                        ---------------     ---------------

         Total accumulated other comprehensive income                                             9,356               4,433
                                                                                        ---------------     ---------------

         Total shareholder's equity                                                             171,610             162,318
                                                                                        ---------------     ---------------

         Total liabilities and shareholder's equity                                     $     7,412,338     $     7,096,959
                                                                                        ===============     ===============








                             See notes to condensed financial statements.

                                                       GLENBROOK LIFE AND ANNUITY COMPANY
                                                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                                               Nine Months Ended
                                                                                                 September 30,
                                                                                           ---------------------------
(in thousands)                                                                                2002            2001
                                                                                           -----------     -----------
                                                                                                  (Unaudited)
Cash flows from operating activities
Net income                                                                                 $   4,369       $    5,284
   Adjustments to reconcile net income to net cash provided by operating activities:
         Amortization and other non-cash items                                                    23               (5)
         Realized capital gains and losses                                                     1,022              (13)
         Changes in:
           Income taxes payable                                                               (1,503)           2,838
           Receivable/payable to/from affiliates, net                                         (3,226)          (2,977)
           Other operating assets and liabilities                                              4,208           (1,642)
                                                                                           ---------       ----------
              Net cash provided by operating activities                                        4,893            3,485
                                                                                           ---------       ----------

Cash flows from investing activities
Fixed income securities
         Proceeds from sales                                                                   2,940            4,238
         Investment collections                                                               14,216            6,520
         Investments purchases                                                               (25,452)         (22,691)
Change in short-term investments, net                                                          4,711           (5,052)
                                                                                           ---------       ----------
                     Net cash used in investing activities                                    (3,585)         (16,985)
                                                                                           ---------       ----------
Net increase (decrease) in cash                                                                1,308          (13,500)
Cash at beginning of period                                                                        -           13,500
                                                                                           ---------       ----------
Cash at end of period                                                                      $   1,308       $        -
                                                                                           =========       ==========




                  See notes to condensed financial statements.

                       GLENBROOK LIFE AND ANNUITY COMPANY
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   Basis of Presentation

          The accompanying condensed financial statements include the accounts of Glenbrook Life and Annuity Company ("the Company"), a wholly owned subsidiary of Allstate Life Insurance Company ("ALIC"), which is wholly owned by Allstate Insurance Company ("AIC"), a wholly owned subsidiary of The Allstate Corporation (the "Corporation").

          The condensed financial statements and notes as of September 30, 2002, and for the three-month and nine-month periods ended September 30, 2002 and 2001, are unaudited. The condensed financial statements reflect all adjustments (consisting only of normal recurring accruals), which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. These condensed financial statements and notes should be read in conjunction with the financial statements and notes thereto included in the Glenbrook Life and Annuity Company Annual Report on Form 10-K for the year ended December 31, 2001. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

          To conform with the 2002 and year-end 2001 presentations, certain amounts in the prior year's condensed financial statements have been reclassified.

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

     Pending Accounting Standard

          On July 31, 2002, the American Institute of Certified Public Accountants issued an exposure draft Statement of Position ("SOP") entitled "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts". The accounting guidance contained in the proposed SOP applies to several of the Company's products and product features. The proposed effective date of the SOP is fiscal years beginning after December 15, 2003, with earlier adoption encouraged. Initial application should be as of the beginning of the fiscal year; therefore, if adopted during an interim period of 2003, prior interim periods should be restated. Most provisions of the proposed SOP will have a minimal impact to the Company. With respect to guaranteed minimum income benefits (contract features that guarantee a minimum amount for annuitization), the Company's policy of not recognizing any liability during the accumulation phase is consistent with the SOP. However, a provision that requires the establishment of a liability in addition to the account balance for contracts that contain death or other insurance benefits, which are not currently recognized as a liability by the Company, may have a material impact on the amounts ceded to and reinsurance recoverable from ALIC depending on the market conditions at the time of adoption. Contracts that would be affected by this provision of the SOP are those that specify that the amounts assessed against the contractholder each period for the insurance benefit feature are not proportionate to the insurance coverage provided for the period. These contract provisions are commonly referred to as guaranteed minimum death benefits.

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

          Investment income earned on the assets which support contractholder funds and the reserve for life-contingent contract benefits are not included in the Company's condensed financial statements as those assets are owned and managed by ALIC under terms of the reinsurance agreements.

          The following table summarizes amounts ceded to ALIC under reinsurance agreements:

                                                          Three Months Ended            Nine Months Ended
                                                            September 30,                 September 30,
                                                       --------------------------   ---------------------------
                                                         2002           2001           2002           2001
                                                       ----------    ------------   ------------    -----------
      (in thousands)

      Contract charges                                 $    7,829    $     7,534    $    23,604     $   23,977
      Credited interest, policy benefits
          and certain expenses                            106,446         90,958        283,418        286,984


3.   Comprehensive Income

          The components of other comprehensive income on a pretax and after-tax basis are as follows:

                                                                      Three Months Ended September 30,
                                            ----------------------------------------------------------------------------------
    (in thousands)                                           2002                                       2001
                                            ---------------------------------------    ---------------------------------------
                                                                           After-                                    After-
                                                               Tax          tax             Pretax         Tax           tax
                                               Pretax
                                               ---------    ----------   ----------       ----------   ----------    ---------
    Unrealized capital gains and losses:

    Unrealized holding gains arising
       during the period                       $  4,367     $ (1,528)    $  2,839         $   4,958    $ (1,736)    $  3,222
    Less: reclassification adjustments           (1,076)         377         (699)               59         (21)          38
                                               --------     --------     --------         ---------    --------     --------
    Unrealized net capital gains                  5,443       (1,905)       3,538             4,899      (1,715)       3,184
                                               --------     --------     --------         ---------    --------     --------
    Other comprehensive income                 $  5,443     $ (1,905)       3,538         $   4,899    $ (1,715)       3,184
                                               ========     ========                      =========    ========

    Net income                                                                984                                      1,795
                                                                         --------                                   --------

    Comprehensive income                                                 $  4,522                                   $  4,979
                                                                         ========                                   ========


                                                       GLENBROOK LIFE AND ANNUITY COMPANY
                                                  NOTES TO THE CONDENSED FINANCIAL STATEMENTS
                                                                  (UNAUDITED)

                                                                       Nine Months Ended September 30,
                                            ------------------------------------------------------------------------------------
    (in thousands)                                            2002                                        2001
                                            -----------------------------------------    ---------------------------------------
                                                                              After-                                   After-
                                                                Tax            tax            Pretax         Tax           tax
                                               Pretax
                                               ---------    ------------    ---------       ----------    ---------    ---------
    Unrealized capital gains and losses:

    Unrealized holding gains arising
       during the period                       $  6,552     $  (2,293)      $ 4,259         $   5,230     $(1,831)     $  3,399
    Less: reclassification adjustments           (1,022)          358          (664)               13          (5)            8
                                               --------     ---------       -------         ---------     -------      --------
    Unrealized net capital gains                  7,574        (2,651)        4,923             5,217      (1,826)        3,391
                                               --------     ---------       -------         ---------     -------      --------

    Other comprehensive income                 $  7,574     $  (2,651)        4,923         $   5,217     $(1,826)        3,391
                                               ========     =========                       =========     =======

    Net income                                                                4,369                                       5,284
                                                                            -------                                    --------

    Comprehensive income                                                    $ 9,292                                    $  8,675
                                                                            =======                                    ========


4.   Commitments and Contingent Liabilities

     Regulation and Legal Proceedings

          The Company's business is subject to the effects of a changing social, economic and regulatory environment. State and federal regulatory initiatives have varied and have included employee benefit regulations, removal of barriers preventing banks from engaging in the securities and insurance businesses, tax law changes affecting the taxation of insurance companies, the tax treatment of insurance products which may impact the relative desirability of various personal investment vehicles and the overall expansion of regulation. The ultimate changes and eventual effects, if any, of these initiatives are uncertain.

          Various other legal and regulatory actions are currently pending that involve the Company and specific aspects of its conduct of business. The Company is defending various lawsuits that allege that it engaged in business or sales practices inconsistent with state or federal law. The Company has been vigorously defending these lawsuits, but their outcome is currently uncertain. Like other members of the insurance industry, the Company is the potential target of an increasing number of class action lawsuits and other types of litigation based on a variety of issues, some of which involve claims for substantial and/or indeterminate amounts (including punitive and treble damages) and the outcomes of which are unpredictable. However, at this time, based on their present status, it is the opinion of management that the ultimate liability, if any, in one or more of these other actions in excess of amounts currently reserved is not expected to have a material effect on the results of operations, liquidity or financial position of the Company.

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

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTH AND NINE MONTH PERIODS
                        ENDED SEPTEMBER 30, 2002 AND 2001

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

OVERVIEW

     The Company, a wholly owned subsidiary of Allstate Life Insurance Company ("ALIC"), which is a wholly owned subsidiary of Allstate Insurance Company
("AIC"), a wholly owned subsidiary of The Allstate Corporation (the "Corporation"), markets a diversified group of products to meet consumers' lifetime needs in the areas of protection and retirement solutions through financial services firms. The Company's products include interest-sensitive life insurance, including single premium life insurance and variable life insurance; fixed deferred annuities including market value adjusted annuities, and equity-indexed annuities; immediate annuities; and variable deferred annuities.

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

     Absent any contract provision wherein the Company guarantees either a minimum return or account value upon death or annuitization, variable annuity and variable life insurance contractholders bear the investment risk that the Separate Accounts' funds may not meet their stated objectives. The amounts that represent these contract provisions are ceded to ALIC in accordance with the reinsurance agreements.

RESULTS OF OPERATIONS

                                                  Three Months Ended                  Nine Months Ended
                                                     September 30,                      September 30,
                                             ------------------------------     ------------------------------
 (in thousands)                                 2002              2001             2002              2001
                                             ------------      ------------     ------------      ------------
 Net investment income                       $    2,587        $     2,694      $    7,736        $     8,088
 Realized capital gains and losses               (1,076)                59          (1,022)                13
 Administration fees                                  -                 28               -                 85
 Administration expenses                              -                 21               -                 64
 Income tax expense                                 527                965           2,345              2,838
                                             ----------        -----------      ----------        -----------
 Net income                                  $      984        $     1,795      $    4,369        $     5,284
                                             ==========        ===========      ==========        ===========

     The Company has reinsurance agreements under which all contract and policy related liabilities are transferred to ALIC. The Company's results of operations include net investment income and realized capital gains and losses earned on the assets of the Company that are not transferred under the reinsurance agreements.

     Net income decreased 45.2% in the third quarter of 2002 compared to the same period in 2001 due to realized capital losses in 2002 compared to realized capital gains in 2001 as well as lower net investment income. Net income for the first nine months of 2002 decreased 17.3% compared to the same period last year due to realized capital losses compared to realized capital gains in the prior period and a decrease in net investment income.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTH AND NINE MONTH PERIODS
                        ENDED SEPTEMBER 30, 2002 AND 2001

     Pretax net investment income in the third quarter of 2002 decreased 4.0% compared to the same period in 2001. For the first nine months of 2002, pretax net investment income decreased 4.4% compared to the same period last year. The decrease in net investment income in both periods is due to lower investment yields partially offset by increased investment balances. Lower portfolio yields were due to funds from operations and reinvestments being invested at current market rates. Investment balances at September 30, 2002, excluding Separate Accounts and unrealized gains and losses on fixed income securities, increased 1.2% compared to September 30, 2001.

     After-tax realized capital losses were $699 thousand in the third quarter of 2002 compared to after-tax realized capital gains of $38 thousand in the same period last year. After-tax realized capital losses were $664 thousand for the nine months ended September 30, 2002 compared to after-tax realized capital gains of $8 thousand for the comparable period in 2001. The losses are primarily the result of a $650 thousand write-down on fixed income securities during the third quarter of 2002. Realized capital gains and losses result from the sale or write-down of fixed income securities. Period to period fluctuations in realized capital gains and losses are the result of timing of sales decisions reflecting management's decision on positioning the portfolio, assessments of individual securities, overall market conditions and write-downs when the Company determines that a decline in the value of a security is other than temporary.


FINANCIAL POSITION

(in thousands)
                                                                September 30,            December 31,
                                                                     2002                    2001
                                                               -----------------        ----------------
Fixed income securities (1)                                    $        175,799        $        160,974
Short-term                                                                1,881                   6,592
                                                               ----------------        ----------------
         Total investments                                     $        177,680        $        167,566
                                                               ================        ================
Cash                                                           $          1,308        $              -
                                                               ================        ================
Reinsurance recoverable from ALIC, net                         $      6,097,768        $      5,378,036
                                                               ================        ================
Contractholder funds                                           $      6,090,223        $      5,370,475
                                                               ================        ================
Reserve for life-contingent contract benefits                  $          7,545        $          7,561
                                                               ================        ================
Separate Accounts assets and liabilities                       $      1,130,758        $      1,547,953
                                                               ================        ================

(1) Fixed income securities are carried at fair value. Amortized cost for these securities was $ 161.4 million and $154.2 million at September 30, 2002 and December 31, 2001, respectively.

     Total investments were $177.7 million at September 30, 2002 compared to $167.6 million at December 31, 2001. The increase was due to positive cash flows generated from operations and increased unrealized gains on fixed income securities. At September 30, 2002 unrealized gains on fixed income securities were $14.4 million compared to $6.8 million at December 31, 2001.

     At September 30, 2002, 97.4% of the Company's fixed income securities portfolio was rated investment grade, which is defined by the Company as a security having a rating from the National Association of Insurance Commissioners ("NAIC") of 1 or 2, a Moody's equivalent rating of Aaa, Aa, A or Baa, or a comparable Company internal rating.

     The Company monitors the quality of its fixed income portfolio, in part, by categorizing certain investments as problem, restructured, or potential problem. Problem fixed income securities are generally securities in default with respect to principal and/or interest and/or securities issued by companies that have entered bankruptcy subsequent to the Company's acquisition of the security. Restructured fixed income securities have modified terms and conditions that were not reflective of current market rates or terms at the time of the restructuring. Potential problem fixed income securities are current with respect to contractual principal and/or interest, but because of other facts and circumstances, the Company has concerns regarding the borrower's ability to pay future interest and principal in accordance with contractual terms, which causes the Company to believe these securities may be classified as problem or restructured in the future. Provisions for losses are recognized for declines in value of fixed income securities that are deemed other than temporary. The following table summarizes the balances of problem and potential problem fixed income securities.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTH AND NINE MONTH PERIODS
                        ENDED SEPTEMBER 30, 2002 AND 2001


(in thousands)                                      September 30, 2002
                                                    ------------------
                                                                     Percent of
                                                                    total Fixed
                                         Amortized     Fair value     Income
                                            cost                     portfolio
                                         ---------     ----------   -----------
Problem                                  $  3,004      $   2,400        1.4%
Potential problem                           1,452            917        0.5
                                         --------      ---------       ----
Total net carrying value                 $  4,456      $   3,317        1.9%
                                         ========      =========
Cumulative write-downs recognized        $  1,000
                                         ========

     The Company has experienced an increase in its balance of fixed income securities categorized as problem or potential problem as of September 30, 2002. The Company did not have any fixed income securities categorized as restructured at September 30, 2002. At December 31, 2001, the Company had no securities categorized as problem, restructured or potential problem. Due to the continued declining economic and market conditions during 2002, there is potential for these balances to increase in the future, but the total amount of securities in these categories is expected to remain a relatively low percentage of the total fixed income securities portfolio.

     In October 2002, the corporate bond market experienced the fifth worst month on record for downgrades according to Moody's Investor Service. Accordingly, securities in which the Company has holdings, may have been adversely affected. These downgrades are indicative of a continued difficult credit environment that may lead to increased recognition of realized capital losses from investment write-downs and sales activities in subsequent periods.

     The Company writes down to fair value a security that is classified as other than temporarily impaired in the period the security is deemed to be other than temporarily impaired. The assessment of other than temporary impairment is performed on a case-by-case basis considering a wide range of factors. Inherent in the Company's evaluation of a particular security are assumptions and estimates about the operations of the issuer and its future earnings potential. Some of the factors considered in evaluating whether a decline in fair value is other than temporary are:

     o The Company's ability and intent to retain the investment for a period of time sufficient to allow for an anticipated recovery in value;

     o The duration for and extent to which the fair value has been less than amortized cost for fixed income securities;

     o The financial condition, near-term prospects and long-term prospects of the issuer; and

     o The specific reasons that a security is in a significant unrealized loss position.

     There are a number of risks and uncertainties inherent in the process of monitoring impairments and determining if impairment is other than temporary. These risks and uncertainties include the risks that:

     o The economic outlook is worse than anticipated and has a greater adverse impact on a particular issuer than anticipated;

     o The Company's assessment of a particular issuer's ability to meet all of its contractual obligations changes; and

     o New information is obtained or facts and circumstances change that cause a change in the Company's ability or intent to hold a security to maturity or until it recovers in value.

     These risks and uncertainties could result in a charge to earnings in future periods to the extent related losses are realized. The charge to earnings would not have a significant impact on Shareholder's equity since the majority of the portfolio is held at fair value and as a result, the related unrealized gain (loss), net of tax, is currently reflected as Accumulated other comprehensive income in Shareholder's equity.

     The Company has a monitoring process to identify fixed income securities whose carrying value may be other than temporarily impaired. This process includes a quarterly review of all securities using a screening process to identify those securities whose market value compared to amortized cost is below established thresholds or are identified through other monitoring criteria such as ratings downgrades or payment defaults. The securities identified, in addition  to other  securities  for  which  the  Company  may have  concern,  or securities considered to be problem, restructured or potential problem securities, are evaluated based on facts and circumstances for inclusion on the "watchlist." Securities on the watchlist, are reviewed in detail to determine whether any other than temporary impairment exists.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTH AND NINE MONTH PERIODS
                        ENDED SEPTEMBER 30, 2002 AND 2001

     The Company recorded losses on fixed income securities of $1.0 million for the nine months ended September 30, 2002, which was driven by the write-down of a security issued by a global energy company and power generator, which had missed coupon payments in September due to severely constrained liquidity. Some sectors of the utility industry are under severe fundamental and technical pressure and we are monitoring the industry very closely.

     At September 30, 2002, cash was $1.3 million compared to none at December 31, 2001. Cash increased due to a change in the cash processing for Separate Accounts receipts and disbursements.

     At September 30, 2002, Contractholder funds increased $719.7 million to $6.09 billion from $5.37 billion at December 31, 2001 as the result of deposits from fixed annuities and credited interest that were partially offset by surrenders and withdrawals, death benefits and transfers to the Separate Accounts. Reinsurance recoverable from ALIC increased correspondingly by $719.7 million due to the increase in contractholder funds.

     At September 30, 2002 Separate Accounts assets and liabilities decreased 27.0% to $1.13 billion as compared to the December 31, 2001 balance. The decrease was primarily attributable to declines in the fair value of the Separate Accounts investment portfolios due to equity market conditions, surrenders and withdrawals and expense charges, partially offset by sales of variable annuity contracts and transfers from the fixed account contract option to variable Separate Accounts funds.

CAPITAL RESOURCES AND LIQUIDITY

Capital Resources
     The Company's capital resources consist of shareholder's equity. The following table summarizes the Company's capital resources.

                                                      September 30,         December 31,
(in thousands)                                             2002                 2001
                                                     -----------------    -----------------

Common stock and retained income                     $        162,254     $        157,885
Accumulated other comprehensive income                          9,356                4,433
                                                     ----------------     ----------------
   Total shareholder's equity                        $        171,610     $        162,318
                                                     ================     ================

Shareholder's equity
     Shareholder's equity increased $9.3 million in the first nine months of 2002 when compared to December 31, 2001, due to an increase in unrealized net capital gains and net income.

Debt
     The Company had no outstanding debt at September 30, 2002 and December 31, 2001.

Financial Ratings and Strength
     Insurance financial strength ratings are an important factor in establishing the competitive position of insurance companies and generally may be expected to have an effect on an insurance company's sales. On an ongoing basis, rating agencies review the financial performance and condition of insurers. A multiple level downgrade, while not expected, could have a material adverse effect on the Company's business, financial condition and results of operations. The Company shares the insurance financial strength ratings of its parent, ALIC, due to the 100% reinsurance agreements. ALIC's insurance financial strength was rated Aa2, AA+, and A+ by Moody's, Standard & Poor's and A.M. Best, respectively, at September 30, 2002.

     In October 2002, Standard & Poor's affirmed its ratings and its negative outlook for ALIC and its rated subsidiaries and affiliates, including the Company. The outlook had been changed in February 2002 from "stable" to "negative" as part of an ongoing life insurance industry review being conducted by Standard & Poor's. Since December 31, 2001, there have been no ratings changes for ALIC or the Company from A.M. Best or Moody's.

Liquidity

The principal, potential sources of funds for the Company include the following activities:

       Premiums and deposits
       Reinsurance recoveries

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTH AND NINE MONTH PERIODS
                        ENDED SEPTEMBER 30, 2002 AND 2001

       Receipts of principal, interest and dividends on investments Sales of investments
       Capital contributions from ALIC
       Inter-company loans


The principal, potential uses of funds for the Company include the following activities:

       Payment of contract benefits, maturities, surrenders and withdrawals Reinsurance cessions and payments
       Operating expenses
       Purchase of investments
       Repayment of inter-company loans
       Dividends to ALIC

     Under the terms of reinsurance agreements, all premiums and deposits, excluding those relating to Separate Accounts, are transferred to ALIC, which maintains the investment portfolios supporting the Company's products. Payments of policyholder claims, benefits, including guaranteed minimum income and death benefits, contract maturities, contract surrenders and withdrawals and certain operating costs, excluding investment-related expenses, are also reimbursed by ALIC, under the terms of the reinsurance agreements. The Company continues to have primary liability as a direct insurer for risks reinsured. The Company's ability to meet liquidity demands is dependent on ALIC's ability to meet those obligations under the reinsurance program.

     The Company has entered into an inter-company loan agreement with the Corporation. The amount of inter-company loans available to the Company is at the discretion of the Corporation. The maximum amount of loans the Corporation will have outstanding to all its eligible subsidiaries at any given point in time is limited to $1.00 billion. No amounts were outstanding for the Company under the inter-company loan agreement at September 30, 2002 and December 31, 2001, respectively.


FORWARD-LOOKING STATEMENTS AND RISK FACTORS

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

o Currently, the Corporation is examining the potential exposure of its insurance operations to acts of terrorism. The Corporation is also examining how best to address this exposure considering the interests of policyholders, shareholders, the lending community, regulators and others. The Company's life insurance policies and annuities do not have exclusions for terrorist events. In the event that a terrorist act occurs, the Company may be adversely impacted, depending on the nature of the event. With respect to

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTH AND NINE MONTH PERIODS
                        ENDED SEPTEMBER 30, 2002 AND 2001

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

o Changes in market interest rates can have an adverse impact on the value of the investment portfolio and investment income. Increasing market interest rates have an adverse impact on the value of the investment portfolio, for example, by decreasing the fair values of fixed income securities. Declining market interest rates could have an adverse impact on investment income as the Company reinvests proceeds from positive cash flows from operations and from maturities, calls and prepayments of investments into new investments that could yield less than the portfolio's average rate.

o Changes in interest rates could also reduce the profitability of the Company's spread-based products, particularly interest-sensitive life insurance and investment products, as the difference between the amount that the Company is required to pay on such products and the rate of return earned on the related investments could be reduced. Changes in market interest rates as compared to rates offered on some of the Company's products could make those products less attractive if competitive investment margins are not maintained, leading to lower sales and/or changes in the level of surrenders and withdrawals for these products. The Company's products generally have the flexibility to adjust crediting rates to reflect higher or lower investment returns. However, this flexibility is limited by contractual minimum crediting rates. Additionally, unanticipated surrenders could cause acceleration of amortization of deferred policy acquisition costs ("DAC") or impact the recoverability of DAC and thereby increase expenses ceded to ALIC and reduce current period profitability of ALIC. The Company seeks to limit its exposure to this risk by periodically reviewing and revising crediting rates and providing for surrender charges in the event of early withdrawal.

o The Company amortizes DAC related to interest-sensitive life insurance and investment contracts in proportion to gross profits over the estimated lives of the contract. Periodically, the Company updates the assumptions underlying the estimated future gross profits, which include estimated future contract charges, investment margins and expenses, in order to reflect actual and expected experience and its potential impact to the valuation of DAC. Updates to these assumptions could result in adjustment to the cumulative amortization of DAC. For example, reduced estimated future gross profits resulting from declines in contract charges assessed against declining Separate Accounts' balances resulting from poor equity market performance could result in accelerated amortization of DAC. An adjustment, if any, may have a material effect on results of operations ceded to ALIC.

o The impact of decreasing Separate Accounts balances resulting from volatile market conditions, underlying fund performance and the performance of distributors could cause contract charges earned by the Company and ceded to ALIC to decrease and lead to an increase of exposure to pay guaranteed minimum death and income benefits and could also result in increased statutory reserves for these benefits ceded to ALIC, thereby leading to a reduction of ALIC's statutory capital and surplus. In addition, it is possible that the assumptions and projections used by the Company in establishing prices for the guaranteed minimum death benefits and guaranteed minimum income benefits on variable annuities, particularly assumptions and projections about investment performance, do not accurately anticipate the level of costs the Company will ultimately incur and cede to ALIC in providing those benefits, resulting in adverse mortality margin trends that may have a material effect on results of operations ceded to ALIC.

o Conditions in the U.S. and international stock markets can have an impact on the Company's variable annuity sales. In general, sales of variable annuities increase when the stock markets are rising over an extended period of time and decrease when stock markets are falling over an extended period of time.

o In order to manage interest rate risk, from time to time the Company manages the effective duration of assets in the investment portfolio. Adjustments made to modify durations may have an impact on the value of the investment portfolio and on investment income.

o Management believes the reserves for life-contingent contract benefits are adequate to cover ultimate policy benefits, despite the underlying risks and uncertainties associated with their determination when payments will not be made until well into the future. Reserves are based on many assumptions and estimates, including estimated premiums to be received over the assumed life of the policy, the timing of the event covered by the insurance policy, the amount of contract benefits to be paid and the investment returns on the assets purchased with the premiums received. The Company periodically reviews and revises its estimates. If future experience differs from assumptions, it may have a material impact on results of operations ceded to ALIC.

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTH AND NINE MONTH PERIODS
                        ENDED SEPTEMBER 30, 2002 AND 2001

o Under current U.S. tax law and regulations, deferred and immediate annuities and life insurance, including interest-sensitive products, are accorded favorable policyholder tax treatment. Any legislative or regulatory changes that adversely alter this treatment are likely to negatively affect the demand for these products. In addition, recent changes in the federal estate tax laws may reduce the demand for the types of life insurance used in estate planning.

o The Company is affiliated with various entities registered under the federal securities laws as broker-dealers, investment advisers and/or investment companies. These entities are subject to the regulatory jurisdiction of the Securities and Exchange Commission, the National Association of Securities Dealers and/or, in some cases, state securities administrators. The laws regulating the securities products and activities of the entities are complex, numerous and subject to change. As with any highly regulated industry, there is some degree of risk of regulatory non-compliance; however the Company has in place various legal and compliance personnel, procedures and systems designed to reasonably assure compliance with these requirements.

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

o While positive operating cash flows are expected to continue to meet the Corporation's liquidity requirements, the Corporation's liquidity could be constrained by a catastrophe which results in extraordinary losses, a downgrade of the Corporation's current long-term debt rating of A1 and A+ (from Moody's and Standard & Poor's, respectively) to non-investment grade status of below Baa3/BBB-, a downgrade of AIC's insurance financial strength rating from Aa2, AA and A+ (from Moody's, Standard & Poor's and A.M. Best, respectively) to below Baa/BBB/B, or a downgrade in ALIC's or the Company's insurance financial strength rating from Aa2, AA+ and A+ (from Moody's, Standard & Poor's and A.M. Best, respectively) to below
     Aa3/AA-/A-. In the event of a downgrade of the Corporation's or AIC's rating, ALIC and its subsidiaries including the Company, could also experience a similar downgrade.

o Insurance financial strength ratings are an important factor in establishing the competitive position of insurance companies and generally may be expected to have an effect on an insurance company's business. On an ongoing basis, rating agencies review the financial performance and condition of insurers and could downgrade or change a company's ratings due to, for example, a decline in the value of a company's investment portfolio or increased reserves due to additional minimum income or death benefit exposure resulting from market declines. A multiple level downgrade of the Corporation, AIC, ALIC or the Company, while not expected, could have a material adverse affect on the Company's sales, including the competitiveness of the Company's product offerings, its ability to market products, and its financial condition and results of operations. Also, the rating agencies have a variety of policies and practices regarding the relationships among ratings of affiliated entities. As such, the ratings of the Company or ALIC could be affected by changes in ratings of AIC and/or the Corporation.

o State insurance regulatory authorities require insurance companies to maintain specified levels of statutory capital and surplus. In addition, competitive pressures require the Company to maintain insurance financial strength ratings. These restrictions affect the Company's ability to pay shareholder dividends to ALIC and to use its capital in other ways.
                                       15

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTH AND NINE MONTH PERIODS
                        ENDED SEPTEMBER 30, 2002 AND 2001

o The Company currently has Separate Accounts liabilities which contain death benefit features covered by the exposure draft Statement of Position
     ("SOP") entitled "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts". The Company does not currently hold liabilities for death benefit features covered by the SOP. If the SOP is adopted, the Company's establishment of liabilities with respect to the contracts could have a material impact on the amounts ceded to and reinsurance recoverable from ALIC; however, the market values at the time of adoption will affect the amount of the liability required.

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

o Like other members of the insurance industry, the Company is the potential target of an increasing number of class action lawsuits and other types of litigation based on a variety of issues, some of which involve claims for substantial and/or indeterminate amounts (including punitive and treble damages) and the outcomes of which are unpredictable. Generally accepted accounting principles ("GAAP") prescribe when the Company has a contingent liability and may reserve for particular risks, including litigation exposures. Therefore, results ceded to ALIC for a given period could be significantly adversely affected when a reserve is established for litigation.

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

o The design of any system of controls and procedures, including internal controls and disclosure controls and procedures, is based in part upon assumptions about the likelihood of future events. As a result, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

o The impact of The Sarbanes-Oxley Act of 2002 on the business of the Company is being evaluated but cannot be completely determined at this time, particularly as it relates to split-dollar life insurance products.

Item 4.  Controls and Procedures

     Within the 90 days prior to the date of the filing of this report and under the supervision and with the participation of the Company's management, including the principal executive officer and principal financial officer, the Company evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures with respect to its quarterly reports on Form

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTH AND NINE MONTH PERIODS
                        ENDED SEPTEMBER 30, 2002 AND 2001

10-Q and its current reports on Form 8-K to be filed with the Securities and Exchange Commission ("SEC"). Based upon that evaluation, the principal executive officer and the principal financial officer concluded that these disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's quarterly reports on Form 10-Q and its current reports on Form 8-K. "Disclosure controls and procedures" are those controls and procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. They include controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under that Act is accumulated and communicated to the Company's management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

     In addition, there were no significant changes in the Company's internal controls or in other factors that could significantly affect these internal controls subsequent to the date of their evaluation.


PART II - OTHER INFORMATION

Item 1.      Legal Proceedings

         The discussion "Regulation and Legal Proceedings" in Part I,
Item 1, Note 4 of this Form 10-Q is incorporated herein by reference.

Item 6.  Exhibits and Reports on Form 8-K

       (a)   Exhibits

             None.

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

                       Glenbrook Life and Annuity Company
                                                     (Registrant)

November 14, 2002              By   /s/Samuel H. Pilch
                                        Samuel H. Pilch
                                        (chief accounting officer and duly
                                        authorized officer of the Registrant)

                                 CERTIFICATIONS
I, Casey J. Sylla, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Glenbrook Life and Annuity Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002         /s/ Casey J. Sylla
                                    President and Chief Executive Officer

I, Steven E. Shebik, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Glenbrook Life and Annuity Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

 Date: November 14, 2002     /s/ Steven E. Shebik
                                 Vice President and Chief Financial Officer

                                  CERTIFICATION
                   Pursuant to 18 United States Code ss. 1350

     Each of the undersigned hereby certifies that to his knowledge the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2002 of Glenbrook Life and Annuity Company (the "Company") filed with the Securities and Exchange Commission fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:  November 14, 2002               /s/  Casey J. Sylla
                                       Casey J. Sylla
                                       President and Chief Executive Officer



                                       /s/  Steven E. Shebik
                                       Steven E. Shebik
                                       Vice President and Chief Financial
                                       Officer