Form 10-Q
period 2003-03-31
GLENBROOK LIFE & ANNUITY CO
filed 2003-05-14
CIK 945094

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Registrant meets the conditions set forth in General Instruction H (1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 333-88870

GLENBROOK LIFE AND ANNUITY COMPANY
(Exact name of registrant as specified in its charter)

Arizona (State of Incorporation)	35-1113325 (I.R.S. Employer Identification No.)
3100 Sanders Road Northbrook, Illinois (Address of principal executive offices)	60062 (Zip Code)
Registrant's telephone number, including area code: 847/402-5000

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes ☒    No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

                    Yes ☐    No ☒

        As of April 30, 2003, the registrant had 5,000 common shares, $500 par value, outstanding, all of which are held by Allstate Life Insurance Company.

GLENBROOK LIFE AND ANNUITY COMPANY
INDEX TO QUARTERLY REPORT ON FORM 10-Q
March 31, 2003

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GLENBROOK LIFE AND ANNUITY COMPANY
CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
(in thousands)	2003	2002
	(Unaudited)
Revenues
Net investment income	$2,539	$2,573
Realized capital gains and losses	(177)	54

Income from operations before income tax expense	2,362	2,627
Income tax expense	825	918

Net income	$1,537	$1,709

See notes to condensed financial statements.

GLENBROOK LIFE AND ANNUITY COMPANY
CONDENSED STATEMENTS OF FINANCIAL POSITION

(in thousands, except par value data)	March 31, 2003	December 31, 2002
	(Unaudited)
Assets
Investments
Fixed income securities, at fair value (amortized cost $162,192 and $158,963)	$177,131	$173,611
Short-term	1,496	2,778

Total investments	178,627	176,389
Cash	2,229	1,235
Reinsurance recoverable from Allstate Life Insurance Company, net	6,321,526	6,203,516
Other assets	3,757	3,388
Current income taxes receivable	—	20
Receivable from affiliates, net	—	5,680
Separate Accounts	1,078,186	1,155,112

Total assets	$7,584,325	$7,545,340

Liabilities
Contractholder funds	$6,313,187	$6,195,649
Reserve for life-contingent contract benefits	8,339	7,867
Current income taxes payable	805	—
Deferred income taxes	4,730	4,629
Other liabilities and accrued expenses	4,363	9,165
Payable to affiliates, net	71	—
Separate Accounts	1,078,186	1,155,112

Total liabilities	7,409,681	7,372,422

Commitments and Contingent Liabilities (Note 3)
Shareholder's equity
Common stock, $500 par value, 10,000 shares authorized, 5,000 shares issued and outstanding	2,500	2,500
Additional capital paid-in	119,241	119,241
Retained income	43,193	41,656
Accumulated other comprehensive income:
Unrealized net capital gains and losses	9,710	9,521

Total accumulated other comprehensive income	9,710	9,521

Total shareholder's equity	174,644	172,918

Total liabilities and shareholder's equity	$7,584,325	$7,545,340

See notes to condensed financial statements.

GLENBROOK LIFE AND ANNUITY COMPANY
CONDENSED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
(in thousands)	2003	2002
	(Unaudited)
Cash flows from operating activities
Net income	$1,537	$1,709
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and other non-cash items	7	4
Realized capital gains and losses	177	(54)
Changes in:
Income taxes payable	825	919
Payable to affiliates, net	5,751	12,843
Other operating assets and liabilities	(5,014)	3,146

Net cash provided by operating activities	3,283	18,567

Cash flows from investing activities
Fixed income securities
Proceeds from sales	5,422	2,063
Investment collections	4,480	4,559
Investment purchases	(13,473)	—
Change in short-term investments, net	1,282	(8,843)

Net cash used in investing activities	(2,289)	(2,221)

Net increase in cash	994	16,346
Cash at beginning of period	1,235	—

Cash at end of period	$2,229	$16,346

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

        The condensed financial statements and notes as of March 31, 2003, and for the three-month periods ended March 31, 2003 and 2002, are unaudited. The condensed financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. These condensed financial statements and notes should be read in conjunction with the financial statements and notes thereto included in the Glenbrook Life and Annuity Company Annual Report on Form 10-K for the year ended December 31, 2002. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

Adopted Accounting Standard

        In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that upon issuance of a guarantee or modification of a previously issued guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. The provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002. The adoption of FIN 45 did not have a material impact on either the financial position or results of operations of the Company.

Exposure Drafts

        On July 31, 2002, the American Institute of Certified Public Accountants issued an exposure draft Statement of Position ("SOP") entitled "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts". The accounting guidance contained in the proposed SOP applies to several of the Company's products and product features. The proposed effective date of the SOP is for fiscal years beginning after December 15, 2003, with earlier adoption encouraged. If adopted early, the provisions of the SOP must be applied as of the beginning of the fiscal year. Accordingly, if the SOP were adopted during an interim period of 2003, prior interim periods would be restated. A provision of the proposed SOP requires the establishment of a liability in addition to the account balance for contracts and contract features that provide guaranteed minimum death benefits or other insurance benefits. The final SOP may also require a liability for guaranteed income benefits. These liabilities are not currently recognized by the Company, and their establishment may have a material impact on the amounts ceded to and reinsurance recoverable from ALIC depending on the market conditions at the time of adoption, but are not expected to have a material impact on the Company's Condensed Statements of Financial Position.

        The Emerging Issues Task Force ("EITF") issued Topic No. 03-01, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments", which attempts to define other-than-temporary impairment and highlight its application to investment securities accounted for under either the cost or equity method under Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The issue summary, which has yet to be finalized, proposes that if, at the evaluation date, the fair value of an investment security is less than its carrying value then an impairment exists for which a determination must be made as to whether that impairment is other-than-temporary. The impairment would likely be considered other-than-temporary if the investment's carrying value exceeds its fair value for a period exceeding one year or more. If it is determined that an impairment is other-than-temporary, then an impairment loss should be recognized equal to the difference between the investment's carrying value and its fair value at the reporting date. The estimated impact to the Company's Condensed

Statements of Operations and Financial Position is not determinable until such time as a final consensus is reached.

2.     Reinsurance

        The Company has reinsurance agreements whereby all contract charges, interest credited to contractholder funds, contract benefits and certain expenses are ceded to ALIC and are reflected net of such reinsurance in the Condensed Statements of Operations. Reinsurance recoverable and the related Reserve for life-contingent contract benefits and Contractholder funds are reported separately in the Condensed Statements of Financial Position. The Company continues to have primary liability as the direct insurer for risks reinsured.

        Investment income earned on the assets which support Contractholder funds and the Reserve for life-contingent contract benefits are not included in the Company's Condensed Statements of Operations as those assets are owned and managed by ALIC under terms of the reinsurance agreements.

        The following table summarizes amounts ceded to ALIC under reinsurance agreements:

	Three months ended March 31,
	2003	2002
(in thousands)
Contract charges	$6,857	$7,296
Interest credited to contractholder funds, contract benefits and certain expenses	126,439	86,627

3.     Regulation, Legal Proceedings and Guarantees

Regulation

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

Legal Proceedings

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

Guarantees

        In the normal course of business, the Company provides standard indemnifications to counterparties in contracts in connection with numerous transactions, including indemnifications for breaches of representations and warranties, taxes and certain other liabilities, such as third party lawsuits. The indemnification clauses are often standard contractual terms and were entered into in the normal course of business based on an assessment that the risk of loss would be remote. The terms of the indemnifications vary in duration and nature. In many cases, the maximum obligation is not explicitly stated and the contingencies triggering the obligation to indemnify have not occurred and are not expected to occur. Because the obligated amounts of the indemnifications are not explicitly stated in many cases, the maximum amount of the obligation under such indemnifications is not determinable. Historically, the Company has not made any material payments pursuant to these obligations.

        In addition, the Company indemnifies its respective directors, officers, non-officer employees and other individuals to the extent provided in its charter and by-laws. Since these indemnifications are generally not subject to limitation with respect to duration or amount, the Company does not believe that it is possible to determine the maximum potential amount due under these indemnifications.

        The aggregate liability balance related to all guarantees was not material as of March 31, 2003.

4.     Other Comprehensive Income

        The components of other comprehensive income on a pretax and after-tax basis for the three months ended March 31, are as follows:

	Three months ended March 31,
(in thousands)	2003			2002
	Pretax	Tax	After- tax	Pretax	Tax	After- tax
Unrealized capital gains and losses
Unrealized holding gains (losses) arising during the period	$114	$(40)	$74	$(1,847)	$646	$(1,201)
Less: reclassification adjustments	(177)	62	(115)	54	(19)	35

Unrealized net capital gains (losses)	291	(102)	189	(1,901)	665	(1,236)

Other comprehensive income (loss)	$291	$(102)	189	$(1,901)	$665	(1,236)

Net income			1,537			1,709

Comprehensive income			$1,726			$473

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2003 AND 2002.

        The following discussion highlights significant factors influencing results of operations and changes in financial position of Glenbrook Life and Annuity Company (the "Company"). It should be read in conjunction with the condensed financial statements and notes thereto found under Part I. Item 1. contained herein, and with the discussion, analysis, financial statements and notes thereto in Part I. Item 1. and Part II. Item 7. and Item 8. of the Glenbrook Life and Annuity Company Annual Report on Form 10-K for 2002.

Management has identified the Company as a single segment entity.

RESULTS OF OPERATIONS

	Three months ended March 31,
(in thousands)	2003	2002
Net investment income	$2,539	$2,573
Realized capital gains and losses	(177)	54
Income tax expense	825	918

Net income	$1,537	$1,709

        The Company has reinsurance agreements whereby all contract charges, interest credited to contractholder funds, contract benefits and certain expenses are ceded to Allstate Life Insurance Company ("ALIC") and reflected net of such reinsurance in the Condensed Statements of Operations. The Company's results of operations include net investment income and realized capital gains and losses on the assets of the Company that are not transferred under the reinsurance agreements.

        Net income decreased $172 thousand to $1.5 million in the first quarter of 2003 from $1.7 million in the same period last year due to realized capital losses and a decrease in Net investment income partially offset by lower Income tax expense.

        Pre-tax Net investment income decreased 1.3% in the first quarter of 2003 compared to the same period in 2002. The decrease was due to lower portfolio yields partially offset by higher portfolio balances. Lower portfolio yields were due to new investments being made at rates lower than current portfolio yields as a result of the low interest rate environment. The portfolio balance, excluding assets invested in Separate Accounts and unrealized net capital gains on fixed income securities, increased 0.4% from March 31, 2002.

        After-tax realized capital gains and losses were $(115) thousand in the first quarter of 2003 compared to $35 thousand in the same period in 2002. Realized capital gains and losses resulted from sales of fixed income securities.

FINANCIAL POSITION

(in thousands)	March 31, 2003
Fixed income securities(1)	$177,131
Short-term	1,496

Total investments	$178,627

Cash	$2,229
Reinsurance recoverable from ALIC, net	6,321,526
Contractholder funds	6,313,187
Reserve for life-contingent contract benefits	8,339
Separate Accounts assets and liabilities	1,078,186

(1)
Fixed income securities are carried at fair value. Amortized cost for these securities was $162.2 million.

        Total investments increased to $178.6 million at March 31, 2003 from $176.4 million at December 31, 2002 due to positive cash flows from operating activities and increased unrealized gains on fixed income securities resulting from the lower interest rate environment.

        The Unrealized net capital gains on fixed income securities at March 31, 2003 were $14.9 million, an increase of $291 thousand or 2.0% since December 31, 2002. The net unrealized gain for the fixed income portfolio was comprised of $15.7 million of unrealized gains and $720 thousand of unrealized losses at March 31, 2003, compared to a net unrealized gain for the fixed income portfolio totaling $14.6 million at December 31, 2002, comprised of $15.6 million of unrealized gains and $997 thousand of unrealized losses. At March 31, 2003, the unrealized losses for the fixed income portfolio were concentrated in the corporate fixed income portfolio. Corporate fixed income portfolio net unrealized gains totaled $5.6 million comprised of $6.3 million of unrealized gains and $720 thousand of unrealized losses. The unrealized losses for the corporate fixed income portfolio were concentrated in the transportation sector. This sector comprised $695 thousand or 96.5% of the unrealized losses and $256 thousand or 4.0%, of the unrealized gains in the corporate fixed income portfolio.

        Approximately 98.4% of the Company's fixed income securities portfolio is rated investment grade, which is defined by the Company as a security having a rating from the National Association of Insurance Commissioners ("NAIC") of 1 or 2, a Moody's equivalent rating of Aaa, Aa, A or Baa, a Standard & Poor's equivalent rating of AAA, AA, A or BBB, or a comparable Company internal rating.

        The Company monitors the quality of its fixed income portfolio, in part, by categorizing certain investments as problem, restructured or potential problem. Problem fixed income securities are securities in default with respect to principal and/or interest and/or securities issued by companies that have gone into bankruptcy subsequent to the Company's acquisition of the security. Restructured fixed income securities have modified terms and conditions that were not at current market rates or terms at the time of the restructuring. Potential problem fixed income securities are current with respect to contractual principal and/or interest, but because of other facts and circumstances, management has serious concerns regarding the borrower's ability to pay future principal and interest in accordance with the contractual terms of the security, which causes management to believe these securities may be classified as problem or restructured in the future.

        The following table summarizes the problem and potential problem fixed income securities.

(in thousands)	March 31, 2003			December 31, 2002
	Amortized cost	Fair value	Percent of total Fixed Income portfolio	Amortized cost	Fair value	Percent of total Fixed Income portfolio
Problem	$1,095	$1,070	0.6%	$1,095	$1,095	0.6%
Potential problem	—	—	—	1,451	938	0.5

Total net carrying value	$1,095	$1,070	0.6%	$2,546	$2,033	1.1%

Cumulative write-downs recognized	$1,904			$1,904

        As of March 31, 2003, the balance of fixed income securities that the Company categorizes as potential problem declined from the balance as of year-end 2002. The decrease was related to the sale of specific holdings. The Company expects the eventual recovery of the problem securities but evaluated each security through its watch list process at March 31, 2003 and did not record any write-downs in the first quarter of 2003. Approximately $25 thousand of net unrealized losses at March 31, 2003 are related to securities that the Company has included in the problem category. These securities represent less than 1% of the fixed income portfolio. The Company concluded, through its watch list monitoring process that these unrealized losses were temporary in nature. While it is possible for these balances to increase in the future if economic conditions continue to be unfavorable, the total amount of securities in these categories is expected to remain a relatively low percentage of the total fixed income securities portfolio. The Company had no fixed income securities categorized as restructured at March 31, 2003 or December 31, 2002.

        The Company recorded net realized gains and losses on sales of fixed income securities of $(177) thousand and $54 thousand, for the three months ended March 31, 2003 and 2002, respectively.

Reinsurance recoverable from ALIC, Contractholder funds and Reserve for life-contingent contract benefits

        Contractholder funds increased to $6.31 billion at March 31, 2003, from $6.20 billion at December 31, 2002 as a result of additional deposits from fixed annuities and interest credited to contractholder funds partially offset by surrenders and withdrawals. The Reserve for life-contingent contract benefits increased $472 thousand to $8.3 million at March 31, 2003 due to sales of payout annuity contracts with life-contingencies. Reinsurance recoverable from ALIC increased correspondingly by $118.0 million because all contractholder obligations are reinsured to ALIC.

CAPITAL RESOURCES AND LIQUIDITY

        Capital Resources consist of Shareholder's equity. The following table summarizes the Company's capital resources:

(in thousands)	March 31, 2003	December 31, 2002
Common stock, additional capital paid-in and retained income	$164,934	$163,397
Accumulated other comprehensive income	9,710	9,521

Total shareholder's equity	$174,644	$172,918

        Shareholder's equity increased $1.7 million in the first quarter of 2003 when compared to December 31, 2002, due to Net income of $1.5 million and an increase in Unrealized net capital gains and losses of $189 thousand.

RISK FACTOR

        The following risk factor should be considered in addition to the risk factors identified in the Management's Discussion and Analysis of Financial Condition and Results of Operations, under the heading "Forward-Looking Statements and Risk Factors" in the Company's Form 10-K filed on March 28, 2003.

  •
  When analyzing fixed income investment securities for the existence of other-than-temporary impairment, the Company focuses on those securities for which the amortized cost for fixed income securities exceeds the securities' fair value by 20% or more. This practice is based on the assumption that a difference of less than 20% is generally indicative of impairment that is temporary. The Emerging Issues Task Force ("EITF"), a task force that assists the Financial Accounting Standards Board ("FASB") in identifying, discussing, and resolving accounting and reporting issues within the framework of existing authoritative accounting literature, is currently deliberating Issue No. 03-01, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." The EITF may conclude that, whenever the cost or amortized cost of a security exceeds its fair value, impairment is deemed to exist and, if the situation persists for a period of one year or more, the impairment should be considered "other than temporary". In the event the EITF reaches this tentative conclusion, the Company would be required to recognize certain pre-tax unrealized losses as realized losses. The estimated impact to the Company's Condensed Statements of Operations and Financial Position is not determinable until such time as a final consensus is reached.

Item 4.    Controls and Procedures

        Based upon the evaluation of the Company's disclosure controls and procedures conducted within 90 days prior to the date of the filing of this report, the principal executive officer and the principal financial officer concluded that these disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic reports filed with the Securities and Exchange Commission. However, the design of any system of controls and procedures is based in part upon assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

        In addition, there were no significant changes in the Company's internal controls or in other factors that could significantly affect these internal controls subsequent to the date of their evaluation.

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

        The discussion "Regulation, Legal Proceedings and Guarantees" in Part I, Item 1, Note 3 of this Form 10-Q is incorporated herein by reference.

Item 6.    Exhibits and Reports on Form 8-K

  (a)
  Exhibits

    Exhibit 99.1—Certifications Pursuant to 18 United States Code § 1350

  (b)
  Reports on Form 8-K

    None.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Glenbrook Life and Annuity Company (Registrant)
May 13, 2003	By /s/ SAMUEL H. PILCH Samuel H. Pilch (chief accounting officer and duly authorized officer of the registrant)

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
Date: May 13, 2003	/s/ CASEY J. SYLLA Casey J. Sylla President and Chief Executive Officer

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
Date: May 13, 2003	/s/ STEVEN E. SHEBIK Steven E. Shebik Vice President and Chief Financial Officer

QuickLinks