Form 10-Q
period 2003-06-30
GLENBROOK LIFE & ANNUITY CO
filed 2003-08-14
CIK 945094

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
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003
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

Yes ☒        No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐        No ☒

        As of July 31, 2003, the registrant had 5,000 common shares, $500 par value, outstanding, all of which are held by Allstate Life Insurance Company.

GLENBROOK LIFE AND ANNUITY COMPANY
INDEX TO QUARTERLY REPORT ON FORM 10-Q
June 30, 2003

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

GLENBROOK LIFE AND ANNUITY COMPANY
CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2003	2002	2003	2002
	(unaudited)		(unaudited)
Revenues
Net investment income	$2,575	$2,576	$5,114	$5,149
Realized capital gains and losses	396	—	219	54

Income from operations before income tax expense	2,971	2,576	5,333	5,203
Income tax expense	1,038	900	1,863	1,818

Net income	$1,933	$1,676	$3,470	$3,385

See notes to condensed financial statements.

GLENBROOK LIFE AND ANNUITY COMPANY
CONDENSED STATEMENTS OF FINANCIAL POSITION

(in thousands, except par value data)	June 30, 2003	December 31, 2002
	(unaudited)
Assets
Investments
Fixed income securities, at fair value (amortized cost $161,370 and $158,963)	$178,628	$173,611
Short-term	16	2,778

Total investments	178,644	176,389
Cash	18,237	1,235
Reinsurance recoverable from Allstate Life Insurance Company, net	6,619,564	6,203,516
Other assets	3,604	3,388
Current income taxes receivable	—	20
Receivable from affiliates, net	—	5,680
Separate Accounts	1,164,456	1,155,112

Total assets	$7,984,505	$7,545,340

Liabilities
Contractholder funds	$6,611,107	$6,195,649
Reserve for life-contingent contract benefits	8,457	7,867
Current income taxes payable	200	—
Deferred income taxes	5,554	4,629
Other liabilities and accrued expenses	3,917	9,165
Payable to affiliates, net	12,729	—
Separate Accounts	1,164,456	1,155,112

Total liabilities	7,806,420	7,372,422

Commitments and Contingent Liabilities (Note 3)
Shareholder's equity
Common stock, $500 par value, 10,000 shares authorized, 5,000 shares issued and outstanding	2,500	2,500
Additional capital paid-in	119,241	119,241
Retained income	45,126	41,656
Accumulated other comprehensive income:
Unrealized net capital gains and losses	11,218	9,521

Total accumulated other comprehensive income	11,218	9,521

Total shareholder's equity	178,085	172,918

Total liabilities and shareholder's equity	$7,984,505	$7,545,340

See notes to condensed financial statements.

GLENBROOK LIFE AND ANNUITY COMPANY
CONDENSED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
(in thousands)	2003	2002
	(unaudited)
Cash flows from operating activities
Net income	$3,470	$3,385
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and other non-cash items	25	15
Realized capital gains and losses	(219)	(54)
Changes in:
Income taxes payable	232	(2,029)
Payable to affiliates, net	18,409	4,715
Other operating assets and liabilities	(5,464)	3,592

Net cash provided by operating activities	16,453	9,624

Cash flows from investing activities
Fixed income securities
Proceeds from sales	18,649	2,222
Investment collections	9,154	8,837
Investment purchases	(30,016)	(10,197)
Change in short-term investments, net	2,762	(2,199)

Net cash provided by (used in) investing activities	549	(1,337)

Net increase in cash	17,002	8,287
Cash at beginning of period	1,235	—

Cash at end of period	$18,237	$8,287

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

        The condensed financial statements and notes as of June 30, 2003, and for the three-month and six-month periods ended June 30, 2003 and 2002 are unaudited. The condensed financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. These condensed financial statements and notes should be read in conjunction with the financial statements and notes thereto included in the Glenbrook Life and Annuity Company Annual Report on Form 10-K for the year ended December 31, 2002. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

Pending accounting standard

        In July 2003, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 03-01 entitled "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts". The accounting guidance contained in the SOP applies to several of the Company's insurance products and product features. The effective date of the SOP is for fiscal years beginning after December 15, 2003, with earlier adoption encouraged. If adopted early, the provisions of the SOP must be applied as of the beginning of the fiscal year. Accordingly, if the SOP were adopted during an interim period of 2003, prior interim periods would be restated. A provision of the SOP requires the establishment of a liability in addition to the account balance for contracts and contract features that provide guaranteed death or other insurance benefits and guaranteed income benefits. These liabilities are not currently recognized by the Company, and their establishment may have a material impact on the amounts ceded to and reinsurance recoverable from ALIC depending on the market conditions at the time of adoption, but is not expected to have a material impact on the Company's Condensed Statements of Financial Position.

Proposed standard

        The Emerging Issues Task Force ("EITF") issued Topic No. 03-01, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments", which attempts to define other-than-temporary impairment and highlight its application to investment securities accounted for under both Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities" and Accounting Principles Board ("APB") Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stocks". The current issue summary, which has yet to be finalized, proposes that if, at the evaluation date, the fair value of an investment security is less than its carrying value then an impairment exists for which a determination must be made as to whether that impairment is other-than-temporary. If it is determined that an impairment is other-than-temporary, then an impairment loss should be recognized equal to the difference between the investment's carrying value and its fair value at the reporting date. In its most recent deliberations, the EITF discussed different models to assess whether impairment is other-than-temporary for different types of investments (e.g. SFAS 115 marketable equity securities, SFAS 115 debt securities, and equity and cost method investments subject to APB Opinion No. 18). Due to the uncertainty of the final model or models that may be adopted, the estimated impact to the Company's Condensed Statements of Operations and Financial Position is presently not determinable.

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

        The following table summarizes amounts ceded to ALIC under reinsurance agreements:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2003	2002	2003	2002
Contract charges	$6,971	$8,479	$13,828	$15,775
Interest credited to contractholder funds, contract benefits and certain expenses	94,074	90,345	220,513	176,972

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

        In addition, the Company indemnifies its respective directors, officers and other individuals to the extent provided in its charter and by-laws. Since these indemnifications are generally not subject to limitation with respect to duration or amount, the Company does not believe that it is possible to determine the maximum potential amount due under these indemnifications.

        The aggregate liability balance related to all guarantees was not material as of June 30, 2003.

4.    Other Comprehensive Income

        The components of other comprehensive income on a pretax and after-tax basis are as follows:

	Three months ended June 30,
	2003			2002
(in thousands)	Pretax	Tax	After-tax	Pretax	Tax	After-tax
Unrealized capital gains and losses
Unrealized holding gains (losses) arising during the period	$2,715	$(951)	$1,764	$4,032	$(1,411)	$2,621
Less: reclassification adjustments	396	(139)	257	—	—	—

Unrealized net capital gains (losses)	2,319	(812)	1,507	4,032	(1,411)	2,621

Other comprehensive income (loss)	$2,319	$(812)	1,507	$4,032	$(1,411)	2,621

Net income			1,933			1,676

Comprehensive income			$3,440			$4,297

	Six months ended June 30,
	2003			2002
(in thousands)	Pretax	Tax	After-tax	Pretax	Tax	After-tax
Unrealized capital gains and losses
Unrealized holding gains (losses) arising during the period	$2,814	$(984)	$1,830	$2,185	$(765)	$1,420
Less: reclassification adjustments	204	(71)	133	54	(19)	35

Unrealized net capital gains (losses)	2,610	(913)	1,697	2,131	(746)	1,385

Other comprehensive income (loss)	$2,610	$(913)	1,697	$2,131	$(746)	1,385

Net income			3,470			3,385

Comprehensive income			$5,167			$4,770

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2003 AND 2002.

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

Management has identified the Company as a single segment entity.

RESULTS OF OPERATIONS

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2003	2002	2003	2002
Net investment income	$2,575	$2,576	$5,114	$5,149
Realized capital gains and losses	396	—	219	54
Income tax expense	1,038	900	1,863	1,818

Net income	$1,933	$1,676	$3,470	$3,385

        The Company has reinsurance agreements whereby all contract charges, interest credited to contracholder funds, contract benefits and certain expenses are ceded to Allstate Life Insurance Company ("ALIC") and reflected net of such reinsurance in the Condensed Statements of Operations. The Company's results of operations include net investment income and realized capital gains and losses on the assets of the Company that are not transferred under the reinsurance agreements.

        Net income increased $257 thousand in the second quarter and $85 thousand in the first six months of 2003 compared to the same periods in 2002 due to increased realized capital gains partially offset by higher Income tax expense and decreased Net investment income.

        Net investment income was unchanged in the second quarter from the same period in the prior year and decreased $35 thousand or 1% for the first six months of 2003, compared to the first six months of 2002. The decrease was due to lower portfolio yields partially offset by lower investment expenses. Lower portfolio yields result when new investments are made at rates lower than the current portfolio yields, reflecting the low interest rate environment. The portfolio balance as of June 30, 2003, excluding assets invested in Separate Accounts and unrealized net capital gains on fixed income securities, decreased less than 1% from June 30, 2002.

        Realized capital gains and losses were $257 thousand, after-tax, in the second quarter of 2003. There were no realized capital gains and losses in the same period in 2002. During the first six months of 2003, after-tax realized capital gains were $142 thousand compared to $35 thousand in the same period in 2002. Realized capital gains and losses resulted from sales of fixed income securities.

FINANCIAL POSITION

(in thousands)	June 30, 2003
Fixed income securities(1)	$178,628
Short-term	16

Total investments	$178,644

Cash	$18,237
Reinsurance recoverable from ALIC, net	6,619,564
Contractholder funds	6,611,107
Reserve for life-contingent contract benefits	8,457
Separate Accounts assets and liabilities	1,164,456

(1)
Fixed income securities are carried at fair value. Amortized cost for these securities was $161.4 million.

        Total investments increased to $178.6 million at June 30, 2003 from $176.4 million at December 31, 2002 primarily due to increased unrealized gains on fixed income securities generated in a lower interest rate environment.

        The Unrealized net capital gains on fixed income securities at June 30, 2003 were $17.3 million, an increase of $2.7 million or 18.5% since December 31, 2002. The net unrealized gain for the fixed income portfolio was comprised of $17.8 million of unrealized gains and $492 thousand of unrealized losses at June 30, 2003, compared to a net unrealized gain for the fixed income portfolio totaling $14.6 million at December 31, 2002, comprised of $15.6 million of unrealized gains and $997 thousand of unrealized losses. At June 30, 2003, the unrealized losses for the fixed income portfolio were concentrated primarily in the corporate fixed income portfolio. Corporate fixed income net unrealized gains totaled $7.3 million comprised of $7.7 million of unrealized gains and $358 thousand of unrealized losses. The unrealized losses for the corporate fixed income portfolio were concentrated in the electric and transportation sectors. These sectors comprised $328 thousand or 91.6% of the unrealized losses and $662 thousand or 8.6%, of the unrealized gains in the corporate fixed income portfolio.

        Approximately 98.3% of the Company's fixed income securities portfolio is rated investment grade, which is defined by the Company as a security having a rating from the National Association of Insurance Commissioners ("NAIC") of 1 or 2, a Moody's equivalent rating of Aaa, Aa, A or Baa, a Standard & Poor's equivalent rating of AAA, AA, A or BBB, or a comparable Company internal rating.

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

        The following table summarizes the problem and potential problem fixed income securities.

	June 30, 2003			December 31, 2002
(in thousands)	Amortized cost	Fair value	Percent of total Fixed Income portfolio	Amortized cost	Fair value	Percent of total Fixed Income portfolio
Problem	$1,095	$955	0.5%	$1,095	$1,095	0.6%
Potential problem	—	—	—	1,451	938	0.5

Total net carrying value	$1,095	$955	0.5%	$2,546	$2,033	1.1%

Cumulative write-downs recognized	$1,904			$1,904

        As of June 30, 2003, the balance of fixed income securities that the Company categorizes as potential problem declined from the balance as of year-end 2002. The decrease was related to the sale of specific holdings. The Company expects the eventual recovery of the securities categorized as problem but evaluated each security through its watch list process at June 30, 2003 and did not record any write-downs in the first six months of 2003. Of the net unrealized losses at June 30, 2003, $140 thousand are related to securities that the Company has included in the problem category. These securities represent 0.5% of the fixed income portfolio. The Company concluded, through its watch list monitoring process, that these unrealized losses were temporary in nature. While it is possible for these balances to increase in the future if economic conditions are unfavorable, the total amount of securities in the problem, restructured and potential problem categories is expected to remain a relatively low percentage of the total fixed income securities portfolio. The Company had no fixed income securities categorized as restructured at June 30, 2003 or December 31, 2002.

Reinsurance recoverable from ALIC, Contractholder funds and Reserve for life-contingent contract benefits

        Contractholder funds increased to $6.61 billion at June 30, 2003, from $6.20 billion at December 31, 2002 as a result of additional deposits from fixed annuities and interest credited to contractholder funds partially offset by surrenders and withdrawals. The Reserve for life-contingent contract benefits increased $590 thousand to $8.5 million at June 30, 2003 due to reserve increases related to the normal maturation of immediate annuities with life-contingencies (new life contingent annuitizations of deferred fixed annuities), partially offset by benefit payments. Reinsurance recoverable from ALIC increased correspondingly by $416.1 million because all contractholder obligations are reinsured to ALIC.

CAPITAL RESOURCES AND LIQUIDITY

        Capital Resources consist of Shareholder's equity. The following table summarizes the Company's capital resources:

(in thousands)	June 30, 2003	December 31, 2002
Common stock, additional capital paid-in and retained income	$166,867	$163,397
Accumulated other comprehensive income	11,218	9,521

Total Shareholder's equity	$178,085	$172,918

        Shareholder's equity increased $5.2 million in the first six months of 2003 when compared to December 31, 2002, due to Net income of $3.5 million and an increase in Accumulated other comprehensive income due to unrealized net capital gains on investments of $1.7 million.

        Financial Ratings and Strength    In June 2003, Standard & Poor's revised the insurance financial strength rating of ALIC and its rated subsidiaries and affiliates, including the Company, from AA+ to AA and revised the rating outlook from negative to stable. Standard & Poor's stated that the rating change was due to several factors including their negative outlook on the life insurance industry, the recent decline in ALIC's Net income and their view that a subsidiary's rating cannot exceed the rating of its parent. ALIC's rating is now the same rating as that of AIC, its parent. Moody's and A.M. Best's insurance financial strength ratings of ALIC and AIC remain unchanged. In reaffirming the A+ ratings of ALIC and AIC, A.M. Best assigned a positive outlook for these companies' ratings.

RISK FACTOR

        The following risk factor should be considered in addition to the risk factors identified in the Management's Discussion and Analysis of Financial Condition and Results of Operations, under the heading "Forward-Looking Statements and Risk Factors" in the Company's Form 10-K filed on March 28, 2003.

  •
  When analyzing fixed income investment securities for the existence of other-than-temporary impairments, the Company focuses on several factors including the length of time and amount by which the securities' amortized cost for fixed income securities exceeds the securities' fair value. The Emerging Issues Task Force ("EITF"), a task force that assists the Financial Accounting Standards Board ("FASB") in identifying, discussing, and resolving accounting and reporting issues within the framework of existing authoritative accounting literature, is currently deliberating Issue No. 03-01, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." The EITF's current issue summary, which has yet to be finalized, proposes that if, at the evaluation date, the fair value of an investment security is less than its carrying value, then an impairment exists for which a determination must be made as to whether that impairment is other-than-temporary. In the event the EITF enacts this summary as its final conclusion, the Company may be required to recognize certain pre-tax unrealized losses as realized losses. The estimated impact to the Company's Condensed Statements of Operations and Financial Position is not determinable until such time as a final conclusion is reached.

Item 4. Controls and Procedures

        With the participation of our principal executive officer and principal financial officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon this evaluation, the principal executive officer and the principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic reports filed with the Securities and Exchange Commission. However, the design of any system of controls and procedures is based in part upon assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and are effective at the "reasonable assurance" level.

        During the last fiscal quarter, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

        The discussion "Regulation, Legal Proceedings and Guarantees" in Part I, Item 1, Note 3 of this Form 10-Q is incorporated herein by reference.

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits

    An Exhibit Index has been filed as part of this report on page E-1.

  (b)
  A Current Report on Form 8-K was filed during the second quarter of 2003 on the following date for the item indicated:

    June 16, Item 5 Other Events—reporting a ratings change by Standard & Poor's Rating Services for rated members of Allstate Financial, including the registrant.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Glenbrook Life and Annuity Company (Registrant)
August 14, 2003	By	/s/ SAMUEL H. PILCH Samuel H. Pilch (chief accounting officer and duly authorized officer of the registrant)

Exhibit No.	Description
31.1	Rule 15d-14(a) Certification of Principal Executive Officer
31.2	Rule 15d-14(a) Certification of Principal Financial Officer
32	Section 1350 Certifications

E-1

QuickLinks

GLENBROOK LIFE AND ANNUITY COMPANY INDEX TO QUARTERLY REPORT ON FORM 10-Q June 30, 2003
PART I. FINANCIAL INFORMATION Item 1. Financial Statements
  Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2003 AND 2002.
  Item 4. Controls and Procedures
  PART II. OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURE