Form 10-Q
period 2003-09-30
GLENBROOK LIFE & ANNUITY CO
filed 2003-11-14
CIK 945094

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
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003
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

Yes ☐        No ☒

        As of October 31, 2003, the registrant had 5,000 common shares, $500 par value, outstanding, all of which are held by Allstate Life Insurance Company.

GLENBROOK LIFE AND ANNUITY COMPANY
INDEX TO QUARTERLY REPORT ON FORM 10-Q
September 30, 2003

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GLENBROOK LIFE AND ANNUITY COMPANY
CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2003	2002	2003	2002
	(Unaudited)		(Unaudited)
Revenues
Net investment income	$2,545	$2,587	$7,659	$7,736
Realized capital gains and losses	(132)	(1,076)	87	(1,022)

Income from operations before income tax expense	2,413	1,511	7,746	6,714
Income tax expense	843	527	2,706	2,345

Net income	$1,570	$984	$5,040	$4,369

See notes to condensed financial statements.

GLENBROOK LIFE AND ANNUITY COMPANY
CONDENSED STATEMENTS OF FINANCIAL POSITION

(in thousands, except par value data)	September 30, 2003	December 31, 2002
	(Unaudited)
Assets
Investments
Fixed income securities, at fair value (amortized cost $161,730 and $158,963)	$175,847	$173,611
Short-term	703	2,778

Total investments	176,550	176,389
Cash	25,007	1,235
Reinsurance recoverable from Allstate Life Insurance Company, net	7,047,421	6,203,516
Other assets	3,593	3,388
Current income taxes receivable	103	20
Receivable from affiliates, net	—	5,680
Separate Accounts	1,159,091	1,155,112

Total assets	$8,411,765	$7,545,340

Liabilities
Contractholder funds	$7,038,396	$6,195,649
Reserve for life-contingent contract benefits	9,025	7,867
Deferred income taxes	4,472	4,629
Other liabilities and accrued expenses	9,821	9,165
Payable to affiliates, net	13,347	—
Separate Accounts	1,159,091	1,155,112

Total liabilities	8,234,152	7,372,422

Commitments and Contingent Liabilities (Note 3)
Shareholder's equity
Common stock, $500 par value, 10 thousand shares authorized, 5 thousand shares issued and outstanding	2,500	2,500
Additional capital paid-in	119,241	119,241
Retained income	46,696	41,656
Accumulated other comprehensive income:
Unrealized net capital gains and losses	9,176	9,521

Total accumulated other comprehensive income	9,176	9,521

Total shareholder's equity	177,613	172,918

Total liabilities and shareholder's equity	$8,411,765	$7,545,340

See notes to condensed financial statements.

GLENBROOK LIFE AND ANNUITY COMPANY
CONDENSED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
(in thousands)	2003	2002
	(Unaudited)
Cash flows from operating activities
Net income	$5,040	$4,369
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and other non-cash items	51	23
Realized capital gains and losses	(87)	1,022
Changes in:
Income taxes payable	(54)	(1,503)
Receivable/payable to affiliates, net	19,027	(3,226)
Other operating assets and liabilities	451	4,208

Net cash provided by operating activities	24,428	4,893

Cash flows from investing activities
Fixed income securities
Proceeds from sales	23,355	2,940
Investment collections	13,127	14,216
Investment purchases	(39,213)	(25,452)
Change in short-term investments, net	2,075	4,711

Net cash used in investing activities	(656)	(3,585)

Net increase in cash	23,772	1,308
Cash at beginning of period	1,235	—

Cash at end of period	$25,007	$1,308

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

        The condensed financial statements and notes as of September 30, 2003, and for the three-month and nine-month periods ended September 30, 2003 and 2002 are unaudited. The condensed financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. These condensed financial statements and notes should be read in conjunction with the financial statements and notes thereto included in the Glenbrook Life and Annuity Company Annual Report on Form 10-K for the year ended December 31, 2002. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

Pending accounting standard

Statement of Position 03-01

        In July 2003, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 03-01 entitled "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts." The accounting guidance contained in the SOP addresses three areas: separate accounts presentation and valuation, accounting for sales inducements such as bonus interest, and the classification and valuation of certain long duration liabilities. The effective date of the SOP is for fiscal years beginning after December 15, 2003, with earlier adoption encouraged.

        Based on management's review of the SOP, the most significant impact to the Company is the provision of the SOP that requires the establishment of a liability in addition to the account balance for contracts and contract features that provide guaranteed death or other insurance benefits and guaranteed income benefits. This liability will be determined based on models that involve numerous estimates and subjective judgments, including those regarding expected market rates of return and volatility, contract surrender rates and mortality experience. The Company does not currently recognize these liabilities. However, any liability recorded would be ceded to ALIC under the terms of the reinsurance agreements. The Company is currently evaluating the provisions of the statement. The Company plans to adopt the provisions of the statement no later than January 1, 2004 and does not expect the effect to have a material impact on the Condensed Statements of Operations. Adoption is not expected to have a material impact on the Company's Condensed Statements of Financial Position. However, the amounts may vary based on market conditions.

Proposed standard

Emerging Issues Task Force Topic No. 03-01

        The Emerging Issues Task Force ("EITF") discussed Topic No. 03-01, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments", which attempts to define other-than-temporary impairment and highlight its application to investment securities accounted for under both Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities" and Accounting Principles Board ("APB") Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stocks." The current issue summary, which has yet to be finalized, proposes that if, at the evaluation date, the fair value of an investment security is less than its carrying value then an impairment exists for which a determination must be made as to whether that impairment is other-than-temporary. If it is determined that an impairment is other-than-temporary, then an impairment loss should be recognized equal to the difference between the investment's carrying value and its fair value at the reporting date. In recent deliberations, the EITF discussed different models to assess whether impairment is other-than-temporary for different types of investments (e.g. SFAS 115 marketable equity securities, SFAS 115 debt securities, and equity and cost method investments subject to APB Opinion No. 18). Due to the uncertainty of the final model or models that may be adopted, the estimated impact to the Company's Condensed Statements of Operations and Financial Position is presently not determinable.

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

        The following table summarizes amounts ceded to ALIC under reinsurance agreements:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2003	2002	2003	2002
Contract charges	$7,021	$7,829	$20,849	$23,604
Interest credited to contractholder funds, contract benefits and certain expenses	98,259	106,466	318,772	283,418

3.     Regulation, Legal Proceedings and Guarantees

Regulation

        The Company is subject to changing social, economic and regulatory conditions. State and federal regulatory initiatives and proceedings have varied and have included efforts to remove barriers preventing banks from engaging in the securities and insurance businesses, to change tax laws affecting the taxation of insurance companies and the tax treatment of either insurance products or competing non-insurance products that may impact the relative desirability of various personal investment products and to expand overall regulation. The ultimate changes and eventual effects, if any, of these initiatives are uncertain.

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

        The aggregate liability balance related to all guarantees was not material as of September 30, 2003.

4.     Other Comprehensive Income

        The components of other comprehensive income on a pretax and after-tax basis are as follows:

	Three Months Ended September 30,
	2003			2002
(in thousands)	Pretax	Tax	After-tax	Pretax	Tax	After-tax
Unrealized capital gains and losses
Unrealized holding gains (losses) arising during the period	$(3,273)	$1,146	$(2,127)	$4,367	$(1,528)	$2,839
Less: reclassification adjustments	(132)	47	(85)	(1,076)	377	(699)

Unrealized net capital gains (losses)	(3,141)	1,099	(2,042)	5,443	(1,905)	3,538

Other comprehensive income (loss)	$(3,141)	$1,099	(2,042)	$5,443	$(1,905)	3,538

Net income			1,570			984

Comprehensive income (loss)			$(472)			$4,522

	Nine Months Ended September 30,
	2003			2002
(in thousands)	Pretax	Tax	After-tax	Pretax	Tax	After-tax
Unrealized capital gains and losses
Unrealized holding gains (losses) arising during the period	$(421)	$147	$(274)	$6,552	$(2,293)	$4,259
Less: reclassification adjustments	110	(39)	71	(1,022)	358	(664)

Unrealized net capital gains (losses)	(531)	186	(345)	7,574	(2,651)	4,923

Other comprehensive income (loss)	$(531)	$186	(345)	$7,574	$(2,651)	4,923

Net income			5,040			4,369

Comprehensive income			$4,695			$9,292

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2003 AND 2002

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

Management has identified the Company as a single segment entity.

RESULTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2003	2002	2003	2002
Net investment income	$2,545	$2,587	$7,659	$7,736
Realized capital gains and losses	(132)	(1,076)	87	(1,022)
Income tax expense	843	527	2,706	2,345

Net income	$1,570	$984	$5,040	$4,369

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

        Net income increased $586 thousand in the third quarter of 2003 compared to the same period of 2002 due to lower realized capital losses partially offset by higher Income tax expense and decreased Net investment income. Net income increased $671 thousand in the first nine months of 2003 compared to the same period in 2002 due to realized capital gains in the current period compared to realized capital losses in the prior year period partially offset by higher Income tax expense and decreased Net investment income.

        Net investment income decreased $42 thousand, or 1.6%, in the third quarter from the same period in the prior year and decreased $77 thousand or 1.0% for the first nine months of 2003, compared to the first nine months of 2002. The decrease was due to lower portfolio yields partially offset by lower investment expenses. Lower portfolio yields result when new investments are made at rates lower than the current portfolio yields, reflecting the low interest rate environment.

        Realized capital losses were $132 thousand in the third quarter of 2003 compared to $1.1 million in the same period in 2002. During the first nine months of 2003, realized capital gains were $87 thousand compared to realized capital losses of $1.0 million in the same period in 2002. Realized capital gains and losses for the three and nine month periods ended September 30, 2003 resulted from sales of fixed income securities while realized capital losses for the three and nine month periods ended September 30, 2002 resulted from write-downs of fixed income securities in the third quarter.

FINANCIAL POSITION

(in thousands)	September 30, 2003
Fixed income securities(1)	$175,847
Short-term	703

Total investments	$176,550

Cash	$25,007
Reinsurance recoverable from ALIC	7,047,421
Contractholder funds	7,038,396
Reserve for life-contingent contract benefits	9,025
Separate Accounts assets and liabilities	1,159,091

(1)
Fixed income securities are carried at fair value. Amortized cost for these securities was $161.7 million.

        Total investments increased to $176.6 million at September 30, 2003 from $176.4 million at December 31, 2002 primarily due to re-investment of investment income.

        The Unrealized net capital gains on fixed income securities at September 30, 2003 were $14.1 million, a decrease of $.5 million or 3.4% since December 31, 2002. The net unrealized gain for the fixed income portfolio was comprised of $14.5 million of unrealized gains and $412 thousand of unrealized losses at September 30, 2003, compared to a net unrealized gain for the fixed income portfolio totaling $14.6 million at December 31, 2002, comprised of $15.6 million of unrealized gains and $997 thousand of unrealized losses. At September 30, 2003, the unrealized losses for the fixed income portfolio were concentrated primarily in the mortgage-backed securities portfolio. Mortgage-backed securities net unrealized gains totaled $1.9 million comprised of $2.1 million of unrealized gains and $265 thousand of unrealized losses.

        Approximately 99.4% of the Company's fixed income securities portfolio is rated investment grade, which is defined by the Company as a security having a rating from the National Association of Insurance Commissioners ("NAIC") of 1 or 2, a Moody's equivalent rating of Aaa, Aa, A or Baa, a Standard & Poor's equivalent rating of AAA, AA, A or BBB, or a comparable Company internal rating.

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

        The following table summarizes the problem and potential problem fixed income securities.

	September 30, 2003			December 31, 2002
(in thousands)	Amortized cost	Fair value	Percent of total Fixed Income portfolio	Amortized cost	Fair value	Percent of total Fixed Income portfolio
Problem	$322	$297	0.2%	$1,095	$1,095	0.6%
Potential problem	—	—	—	1,451	938	0.5

Total net carrying value	$322	$297	0.2%	$2,546	$2,033	1.1%

Cumulative write-downs recognized	$—			$1,904

        As of September 30, 2003, the balance of fixed income securities that the Company categorizes as problem and potential problem declined from the balance as of year-end 2002. The decrease was related to the sale of specific holdings. The Company evaluated each of these securities through its watch list process at September 30, 2003 and did not record any write-downs in the first nine months of 2003. Of the net unrealized losses at September 30, 2003, $25 thousand are related to securities that the Company has included in the problem category. These securities represent 0.2% of the fixed income portfolio. The Company concluded, through its watch list monitoring process, that these unrealized losses were temporary in nature. While these balances may increase in the future, particularly if economic conditions continue to be unfavorable, management expects that the total amount of securities in these categories will remain a relatively low percentage of the total fixed income securities portfolio. The Company had no fixed income securities categorized as restructured at September 30, 2003 or December 31, 2002.

Reinsurance recoverable from ALIC, Contractholder funds and Reserve for life-contingent contract benefits

        Contractholder funds increased to $7.04 billion at September 30, 2003, from $6.20 billion at December 31, 2002 as a result of additional deposits from fixed annuities and interest credited to contractholder funds partially offset by surrenders and withdrawals. The Reserve for life-contingent contract benefits increased $1.2 million to $9.0 million at September 30, 2003 due to reserve increases related to the normal maturation of immediate annuities with life contingencies and new life contingent annuitizations of deferred fixed annuities, partially offset by benefit payments. Reinsurance recoverable from ALIC increased correspondingly by $843.9 million because all contractholder obligations are reinsured to ALIC.

CAPITAL RESOURCES AND LIQUIDITY

        Capital Resources consist of Shareholder's equity. The following table summarizes the Company's capital resources:

(in thousands)	September 30, 2003	December 31, 2002
Common stock, additional capital paid-in and retained income	$168,437	$163,397
Accumulated other comprehensive income	9,176	9,521

Total Shareholder's equity	$177,613	$172,918

        Shareholder's equity increased $4.7 million in the first nine months of 2003 when compared to December 31, 2002, due to Net income of $5.0 million and a decrease in Accumulated other comprehensive income due to a decrease in unrealized net capital gains on investments of $345 thousand.

        Financial Ratings and Strength In June 2003, Standard & Poor's revised the insurance financial strength rating of ALIC and its rated subsidiaries and affiliates, including the Company, from AA+ to AA and revised the rating outlook from negative to stable. Standard & Poor's stated that the rating change was due to several factors including their negative outlook on the life insurance industry, the recent decline in ALIC's Net income and their view that a subsidiary's rating cannot exceed the rating of its parent. ALIC's rating is now the same rating as that of AIC, its parent. Moody's and A.M. Best's insurance financial strength ratings of the Company, ALIC and AIC remain unchanged. In reaffirming the A+ ratings of the Company, ALIC and AIC, A.M. Best assigned a positive outlook for these companies' ratings.

RECENT DEVELOPMENTS

  •
  Certain participants in the mutual fund industry have recently been investigated for alleged improper share trading practices. This negative publicity could potentially harm the confidence of investors in the mutual fund industry and have residual effects on sales of the Company's variable annuity products, which have underlying investments in mutual funds. Management currently does not expect that any effect on sales from these allegations will have a material impact on the amounts ceded to ALIC or the Condensed Statements of Operations or Financial Position.

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

        These forward-looking statements do not relate strictly to historical or current facts and may be identified by their use of words like "plans," "seeks," "expects," "will," "should," "anticipates," "estimates," "intends," "believes," "likely," "targets" and other words with similar meanings. These statements may address, among other things, the Company's strategy for growth, product development, regulatory approvals, market position, expenses, financial results and reserves. Management believes that these statements are based on reasonable estimates, assumptions and plans. However, if the estimates, assumptions or plans underlying the forward-looking statements prove inaccurate or if other risks or uncertainties arise, actual results could differ materially from those communicated in these forward-looking statements. Factors which could cause actual results to differ materially from those suggested by such forward-looking statements, include but are not limited to those discussed or identified in this document (including the risk factor described below) and in the Company's public filings with the SEC.

  •
  Management expects that the total amount of securities categorized as problem, restructured or potential problem will remain a relatively low percentage of the total fixed income securities portfolio. However the amount so categorized could change for a variety of reasons, including adverse general economic conditions or adverse conditions in particular economic sectors represented in the Company's investment portfolio.

RISK FACTOR

        The following risk factor should be considered in addition to the risk factors identified in the Management's Discussion and Analysis of Financial Condition and Results of Operations, under the heading "Forward-Looking Statements and Risk Factors Affecting The Company," in Part II Item 7 of the Company's Form 10-K filed March 31, 2003.

  •
  Conditions in the United States and international stock markets affect the Company's sales of variable annuities. Recent allegations of improper or illegal trading activities at large mutual fund complexes could affect the stock markets. In general, sales of variable annuities decrease when stock markets are declining over an extended period of time. The effect of decreasing Separate Accounts balances resulting from volatile equity markets, lower underlying fund performance or declining consumer confidence could cause contract charges ceded to ALIC to decrease. These factors could also result in accelerated amortization of deferred acquisition costs ceded to ALIC and require increases in statutory reserves ceded to ALIC, which reduce ALIC's statutory capital and surplus.

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

  None

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Glenbrook Life and Annuity Company (Registrant)
November 14, 2003	By	/s/ SAMUEL H. PILCH Samuel H. Pilch (chief accounting officer and duly authorized officer of the registrant)

Exhibit No.	Description
31.1	Rule 15d-14(a) Certification of Principal Executive Officer
31.2	Rule 15d-14(a) Certification of Principal Financial Officer
32	Section 1350 Certifications

E-1

QuickLinks

INDEX TO QUARTERLY REPORT ON FORM 10–Q
PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements
  Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2003 AND 2002
  Item 4. Controls and Procedures
PART II. OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURE