Form 10-K
period 2003-12-31
GLENBROOK LIFE & ANNUITY CO
filed 2004-03-26
CIK 945094

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-K

Registrant meets the conditions set forth in General Instruction I (1)(a) and
(b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.

                /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                                       OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes / / No /X/

None of the common equity of the registrant is held by non-affiliates. Therefore, the aggregate market value of common equity held by non-affiliates of the registrant is zero.

As of March 15, 2004, the registrant had 5,000 common shares, $500 par value, outstanding, all of which are held by Allstate Life Insurance Company.

Part III of this Form 10-K incorporates by reference certain information from The Allstate Corporation's Notice of Annual Meeting and Proxy Statement dated March 26, 2004, SEC File Number 1-11840.

                                TABLE OF CONTENTS

                                                                                                        PAGE
                                                                                                        ----
PART I
Item 1.     Business *                                                                                     2
Item 2.     Properties *                                                                                   3
Item 3.     Legal Proceedings                                                                              3
Item 4.     Submission of Matters to a Vote of Security Holders **                                       N/A
PART II
Item 5.     Market for Registrant's Common Equity, Related Stockholder Matters and Issuer
            Purchases of Equity Securities                                                                 3
Item 6.     Selected Financial Data **                                                                   N/A
Item 7.     Management's Discussion and Analysis of Financial Condition and Results of
            Operations                                                                                     3
Item 7A.    Quantitative and Qualitative Disclosures about Market Risk                                    16
Item 8.     Financial Statements and Supplementary Data                                                   17
Item 9.     Change in and Disagreements with Accountants on Accounting and Financial Disclosure           34
Item 9A.    Controls and Procedures                                                                       34
PART III
Item 10.    Directors and Executive Officers of the Registrant **                                        N/A
Item 11.    Executive Compensation **                                                                    N/A
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related
            Stockholder Matters**                                                                        N/A
Item 13.    Certain Relationships and Related Transactions **                                            N/A
Item 14     Principal Accountant Fees and Services                                                        34
PART IV
Item 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K                              35
            Signatures                                                                                    37
            Supplemental Information to be Furnished With Reports Filed Pursuant to Section
            15(d) of the Securities Exchange Act of 1934 by Registrants Which Have Not
            Registered Securities Pursuant to Section 12 of the Securities Exchange Act of 1934           38
            Financial Statement Schedules                                                                S-1

            * Item prepared in accordance with General Instruction I(2) of Form
              10-K
            ** Omitted pursuant to General Instruction I(2) of Form 10-K

PART I

ITEM 1. BUSINESS

     Glenbrook Life and Annuity Company ("Glenbrook Life", "we", "our" or "us"), a single segment entity, was incorporated under the laws of the State of Indiana in 1965 and redomesticated to Arizona in 1998. Glenbrook Life, acquired in 1992, is a wholly owned subsidiary of Allstate Life Insurance Company ("ALIC"), a wholly owned subsidiary of Allstate Insurance Company, a stock property-liability insurance company organized under the laws of the State of Illinois. All of the outstanding capital stock of Allstate Insurance Company is owned by The Allstate Corporation (the "Corporation"), a publicly owned holding company incorporated under the laws of the State of Delaware. The Corporation is the largest publicly held personal lines insurer in the United States. Widely known through the "You're In Good Hands With Allstate(R)" slogan, the Corporation provides insurance products to more than 16 million households and has approximately 12,900 exclusive agencies and exclusive financial specialists in the United States and Canada. The Corporation is the second-largest personal property and casualty insurer in the United States on the basis of 2002 statutory premiums earned and the nation's 13th-largest life insurance business on the basis of 2002 ordinary life insurance in force and 19th on the basis of 2002 statutory admitted assets.

     We are authorized to sell life insurance, savings and retirement products in all states except New York, as well as in the District of Columbia and Puerto Rico.

     Our mission is to assist financial services professionals in meeting their clients' financial protection, savings and retirement needs by providing top-tier products delivered with reliable and efficient service. Our product line includes a wide variety of financial protection, savings and retirement products aimed at serving the financial needs of our customers. Products include interest-sensitive life, variable life and both variable and fixed annuities. Products are sold through a variety of distribution channels including financial institutions and broker/dealers.

     Under our reinsurance agreements with ALIC, we reinsure substantially all general account liabilities to ALIC via a 100% coinsurance agreement. Assets which support these liabilities are owned and managed by ALIC. Under the coinsurance agreement, contract charges, interest credited to contractholder funds, contract benefits and certain expenses under all general account contracts are reinsured with ALIC. Separate accounts liabilities related to variable annuity and life contracts are ceded to ALIC via a 100% modified coinsurance agreement whereby assets are maintained in our legally segregated unitized separate accounts. Contract charges assessed against the separate accounts assets and contract benefits are reinsured to ALIC. The obligations of ALIC under the reinsurance agreements are to us. We continue to have primary liability as the direct insurer for risks reinsured.

     The assets and liabilities relating to variable annuities and variable life products are legally segregated and reflected as assets and liabilities of the separate accounts in the financial statements. Assets of the separate accounts are only available for the benefit of the holders of these products and are not available to other creditors or policyholders with a claim solely against our general account assets. Absent any contract provision specifying either a guaranteed minimum return or account value upon death or annuitization, variable annuity and variable life contractholders bear the investment risk that the underlying mutual funds of the separate accounts may not meet their stated investment objectives. The assets and liabilities relating to variable products issued with fixed fund options are divided between the applicable separate accounts for the variable portion of the product and the general account for the fixed portion of the product.

     The assets and liabilities relating to the other (non-variable) life insurance and annuity products are reflected in our general account.

       With regard to our personal life insurance, savings and retirement products, we compete principally on the basis of the scope of our distribution systems, the breadth of our product offerings, our financial strength and ratings as well as those of ALIC, our product features and prices, and the level of customer service that we provide. In addition, with respect to variable life and variable annuity products, we compete on the basis of the variety of providers and choices of funds for our separate accounts and the management and performance of those funds within our separate accounts.

     The market for these products continues to be highly fragmented and competitive. As of December 31, 2002, there were approximately 780 groups of life insurance companies in the United States, most of which offered one or more products similar to our personal life insurance, savings and retirement products. In some states, we compete with banks and savings and loan associations in the sale of life insurance products. In addition, because many of our personal life insurance, savings and retirement products include a savings or investment component, our competition includes securities firms, investment advisors, mutual funds, banks and other financial institutions. Competitive pressure is growing due to several factors, including cross marketing alliances between unaffiliated businesses and demutualization and consolidation activity in the financial services industry.

     Glenbrook Life is subject to extensive regulation. In the U.S. the method, extent and substance of such regulation varies by state but generally has its source in statutes that delegate regulatory authority to a state regulatory agency and define standards of conduct. In general, such regulation is intended for the protection of insurance policyholders rather than security holders. These rules have a substantial effect on our business and relate to a wide variety of matters including insurance company licensing and examination, agent licensing, price setting, trade practices, policy forms, accounting methods, the nature and amount of investments, claims practices, participation in guaranty funds, reserve adequacy, insurer solvency, transactions with affiliates, the payment of dividends, and underwriting standards. For discussion of statutory financial information, see Note 9 to the financial statements. For discussion of regulatory contingencies, see Note 7 to the financial statements. Notes 9 and 7 are incorporated in this Part I, Item 1 by reference.

     In recent years the state insurance regulatory framework has come under increased federal scrutiny and legislation that would provide for federal chartering of insurance companies has been proposed. In addition, state legislators and insurance regulators continue to examine the appropriate nature and scope of state insurance regulation. We cannot predict whether any state or federal measures will be adopted to change the nature or scope of the regulation of the insurance business or what effect any such measures would have on Glenbrook Life.

ITEM 2.   PROPERTIES

     We occupy office space provided by AIC, in Northbrook, Illinois. We are allocated expenses associated with these offices through a service and expense agreement with AIC.

ITEM 3.   LEGAL PROCEEDINGS

     Incorporated in this Item 3 by reference to the discussion under the heading "Regulation and legal proceedings" in Note 7 to the financial statements.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     There is no public trading market for our common stock. All of our outstanding common stock is owned by our parent, ALIC. All of ALIC's outstanding common stock is owned by AIC. All of the outstanding common stock of AIC is owned by the Corporation. Within the past three years, no equity securities have been sold or repurchased by us.

     From January 1, 2002 through March 15, 2004, we paid no dividends on our common stock to ALIC.

     For additional information on dividends, including restrictions on the payment of dividends, see the "Liquidity" subsection of the "Capital Resources and Liquidity" section of our "Management's Discussion and Analysis of Financial Condition and Results of Operations". These items are incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THE FOLLOWING DISCUSSION HIGHLIGHTS SIGNIFICANT FACTORS INFLUENCING THE FINANCIAL POSITION AND RESULTS OF OPERATIONS OF GLENBROOK LIFE (REFERRED TO IN THIS DOCUMENT AS "WE", "OUR", "US" OR THE "COMPANY"). IT SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND RELATED NOTES BEGINNING ON
PAGE 17. WE ARE MANAGED AS A SINGLE SEGMENT ENTITY.

     The most important matters that we monitor to evaluate the financial condition and performance of our company include:
     - For operations: premiums and deposits; invested assets and face amount of life insurance in force;
     - For Investments: credit quality/experience, stability of long-term returns, cash flows and asset and liability duration;
     -  For financial condition: our financial strength ratings.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

APPLICATION OF CRITICAL ACCOUNTING POLICIES

     We have identified two accounting policies that require us to make assumptions and estimates that are significant to the financial statements. It is reasonably likely that changes in these assumptions and estimates could occur from period to period and have a material impact on our financial statements. A brief summary of each of these critical accounting policies follows. For a more complete discussion of the effect of these policies on our financial statements, and the judgments and estimates relating to these policies, see the referenced sections of Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A"). For a complete summary of our significant accounting policies see Note 2 of the financial statements.

INVESTMENT VALUATION The fair value of publicly traded fixed income securities is based on independent market quotations, whereas the fair value of non-publicly traded securities is based on either widely accepted pricing valuation models which use internally developed ratings and independent third party data as inputs or independent third party pricing sources. Factors used in our internally developed models, such as liquidity risk associated with privately-placed securities are difficult to observe and to characterize. Because of this, judgment is required in developing certain of these estimates and, as a result, the estimated fair value of non-publicly traded securities may differ from amounts that would be realized upon an immediate sale of the securities.

     Periodic changes in fair values of investments classified as available for sale are reported as a component of accumulated other comprehensive income on the Statements of Financial Position and are not reflected in the operating results of any period until reclassified to net income upon the consummation of a transaction, or when declines in fair values are deemed other than temporary. The assessment of other than temporary impairment of a security's fair value is performed on a case-by-case basis considering a wide range of factors. There are a number of assumptions and estimates inherent when assessing impairments and determining if they are other than temporary, including 1) our ability and intent to retain the investment for a period of time sufficient to allow for an anticipated recovery in value; 2) the expected recoverability of principal and interest; 3) the duration and extent to which the fair value has been less than amortized cost; 4) the financial condition, near-term and long-term prospects of the issuer, including relevant industry conditions and trends, and implications of rating agency actions and offering prices; and 5) the specific reasons that a security is in significant unrealized loss position, including market conditions which could affect liquidity. Additionally, once assumptions and estimates are made, any number of changes in facts and circumstances could cause us to later determine that an impairment is other than temporary, including 1) general economic conditions that are worse than assumed or that have a greater adverse effect on a particular issuer than originally estimated; 2) changes in the facts and circumstances related to a particular issuer's ability to meet all of its contractual obligations; and 3) changes in facts and circumstances or new information that we obtain which causes a change in our ability or intent to hold a security to maturity or until it recovers in value. Changes in assumptions, facts and circumstances could result in charges to earnings in future periods to the extent that losses are realized. The charge to earnings, while potentially significant to net income, would not have a significant effect on shareholder's equity since our portfolio is held at fair value and as a result, the related unrealized loss, net of tax, would already be reflected as accumulated other comprehensive income in shareholder's equity.

     For a more detailed discussion of the risks relating to changes in investment values and levels of investment impairment, and the potential causes of such changes, see Note 4 to the financial statements and the Financial Position, Market Risk and Forward-looking Statements and Risk Factors sections of the MD&A.

RESERVE FOR LIFE-CONTINGENT CONTRACT BENEFITS ESTIMATION Long-term actuarial assumptions of future investment yields, mortality, morbidity, policy terminations and expenses are used when estimating the reserve for life-contingent contract benefits. These assumptions include provisions for adverse deviation and generally vary by such characteristics as type of coverage, year of issue and policy duration. Future investment yield assumptions are determined at the time the policy is issued based upon prevailing investment yields as well as estimated reinvestment yields. Mortality, morbidity and policy termination assumptions are based on our experience and industry experience prevailing at the time the policies are issued. Expense assumptions include the estimated effects of inflation and expenses to be incurred beyond the premium-paying period.

     For further discussion of these policies see Note 6 of the financial statements and the Forward-looking Statements and Risk Factors sections of the MD&A.

OVERVIEW AND STRATEGY We are a wholly owned subsidiary of Allstate Life Insurance Company ("ALIC"), which is a wholly owned subsidiary of Allstate Insurance Company ("AIC"), a wholly owned subsidiary of The

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)


Allstate Corporation (the "Corporation"). ALIC, along with its wholly owned subsidiaries, is a leading provider of life insurance, annuities and other financial services to a broad spectrum of individual and institutional customers.

     Our mission is to assist financial services professionals in meeting their clients' financial protection, savings and retirement needs by providing top-tier products delivered with reliable and efficient service.

     We will pursue the following to grow our business organically: develop focused, top-tier products; deepen distribution partner relationships; improve our cost structure and implement a systematic risk management program.

     Our product line includes a wide variety of financial protection, savings and retirement products aimed at serving the financial needs of our customers. Products currently sold include variable and fixed annuities. Products are sold through a variety of distribution channels including financial institutions and broker/dealers.

RESULTS OF OPERATIONS

                                                              FOR THE YEAR ENDED DECEMBER 31,
                                                       ------------------------------------------
 (IN THOUSANDS)                                           2003           2002            2001
                                                       -----------     ---------     ------------
 Net investment income                                 $    10,150     $  10,335     $     10,715
 Realized capital gains and losses                              79        (1,984)             435
 Income tax expense                                          3,283         2,839            3,896
                                                       -----------     ---------     ------------
 Net income                                            $     6,946     $   5,512     $      7,254
                                                       ===========     =========     ============

     We have reinsurance agreements whereby contract charges, interest credited to contractholder funds, contract benefits and certain expenses are ceded to ALIC and reflected net of such reinsurance in the Statements of Operations and Comprehensive Income. Our results of operations include net investment income and realized capital gains and losses earned on the assets that are not transferred under the reinsurance agreements.

NET INCOME increased 26.0% in 2003 compared to 2002 and decreased 24.0% in 2002 compared to 2001. The increase in 2003 was due to realized capital gains in 2003 compared to realized capital losses in 2002 partially offset by an increase in income tax expense and a decrease in net investment income. The decrease in 2002 was due to realized capital losses in 2002 compared to realized capital gains in 2001 and a decrease in net investment income.

NET INVESTMENT INCOME decreased 1.8% in 2003 compared to 2002 and 3.5% in 2002 compared to 2001. The decreases were due to lower portfolio yields. Investment balances as of December 31, 2003, excluding unrealized net capital gains, increased 2.6% from December 31, 2002 and were comparable as of December 31, 2002 and 2001. The lower portfolio yields were primarily due to purchases of fixed income securities with yields lower than the current portfolio average.

NET REALIZED CAPITAL GAINS were $79 thousand in 2003, compared to realized capital losses of $2.0 million in 2002 and realized capital gains of $435 thousand in 2001. In 2003 and 2001, realized capital gains resulted from the sale of fixed income securities. The losses in 2002 were primarily the result of $1.9 million in write-downs on fixed income securities. Period to period fluctuations in realized capital gains and losses are the result of timing of sales decisions reflecting our decision on positioning the portfolio, assessments of individual securities, overall market conditions and write-downs when we make an assessment that a decline in value of a security is other than temporary.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)


FINANCIAL POSITION


         (IN THOUSANDS)

                                                                             2003                 2002
                                                                       ----------------      ---------------
        Fixed income securities (1)                                    $        174,301      $       173,611
        Short-term                                                                3,230                2,778
                                                                       ----------------      ---------------
            Total investments                                          $        177,531      $       176,389
                                                                       ================      ===============
        Cash                                                           $          3,895      $         1,235
                                                                       ================      ===============
        Reinsurance recoverable from ALIC, net                         $      7,418,603      $     6,203,516
                                                                       ================      ===============
        Contractholder funds                                           $      7,409,386      $     6,195,649
                                                                       ================      ===============
        Reserve for life-contingent contract benefits                  $          9,217      $         7,867
                                                                       ================      ===============
        Separate accounts assets and liabilities                       $      1,228,327      $     1,155,112
                                                                       ================      ===============

     (1) Fixed income securities are carried at fair value. Amortized cost for these securities was $162.8 million and $159.0 million at December 31, 2003 and 2002, respectively.

     Total investments increased to $177.5 million at December 31, 2003 from $176.4 million at December 31, 2002 due to the investment of positive cash flows from operating activities. At December 31, 2003, unrealized gains on fixed income securities decreased to $11.5 million from $14.6 million at December 31, 2002.

FIXED INCOME SECURITIES

     See Note 4 of the financial statements for a table showing the amortized cost, unrealized gains, unrealized losses and fair values for each type of fixed income securities for the years ended December 31, 2003 and 2002.

     U.S. government and agencies of the U.S. government securities were all rated investment grade at December 31, 2003.

     Municipal bonds, including tax-exempt and taxable securities, totaled $455 thousand and were rated Aaa at December 31, 2003 due to insurance by a bond insurer.

     Corporate bonds totaled $74.4 million and 99.0% were rated as investment grade at December 31, 2003. As of December 31, 2003, the fixed income securities portfolio contained $3.7 million of privately placed corporate obligations or 5.0% of the total corporate obligations in the portfolio, compared with $3.7 million at December 31, 2002. The benefits of privately placed securities when compared to publicly issued securities are generally higher yields, improved cash flow predictability through pro-rata sinking funds on many bonds, and a combination of covenant and call protection features designed to better protect the holder against losses resulting from credit deterioration, reinvestment risk and fluctuations in interest rates. A relative disadvantage of privately placed securities when compared to publicly issued securities is reduced liquidity. At December 31, 2003, all of the privately placed securities were rated as investment grade.

     Mortgage-backed securities ("MBS") totaled $35.0 million at December 31, 2003. In our MBS portfolio, the credit risk is mitigated due to the fact that 57.9% of the portfolio consists of securities that were issued by, or have underlying collateral that is guaranteed by U.S. government agencies or U.S. government sponsored entities. The MBS portfolio is also subject to interest rate risk since price volatility and ultimate realized yield are affected by the rate of repayment of the underlying mortgages. We attempt to limit interest rate risk on these securities by investing a portion of the portfolio in securities that provide prepayment protection. At December 31, 2003, 17.8% of the MBS portfolio was invested in planned amortization class bonds or the equivalent. Though these security types offer greater relative prepayment protection than other MBS securities, the degree of protection has been limited in this interest rate environment. Based on market conditions and potential changes in portfolio management objectives, the value of this protection and the significance of these holdings relative to the entire portfolio may be reduced in future periods.

     Asset-backed securities ("ABS") totaled $11.0 million at December 31, 2003. Our ABS portfolio is subject to credit and interest rate risk. Credit risk is mitigated by monitoring the performance of collateral. The entire

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)


ABS portfolio had a Moody's rating of Aaa or a Standard & Poor's ("S&P") rating of AAA, the highest category. The ABS portfolio is also subject to interest rate risk since price volatility and ultimate realized yield are affected by the rate of repayment of the underlying assets. The entire ABS portfolio is invested in securitized utilities receivables.

     At December 31, 2003, 99.6% of our fixed income securities portfolio was rated investment grade, which is defined as a security having a rating from The National Association of Insurance Commissioners ("NAIC") of 1 or 2, a Moody's equivalent rating of Aaa, Aa, A or Baa; an S&P equivalent rating of AAA, AA, A or BBB; or a comparable internal rating.

     The following table summarizes the credit quality of the fixed income securities portfolio at December 31, 2003.

(IN THOUSANDS)

   NAIC                                                                       PERCENT OF
  RATINGS        MOODY'S, S&P OR EQUIVALENT                 FAIR VALUE           TOTAL
----------     ----------------------------------         -------------     --------------
    1            Aaa/Aa/A                                 $  145,886                 83.7%
    2            Baa                                          27,644                 15.9
    4            B                                               771                  0.4
                                                          -------------     --------------
                                                          $  174,301                100.0%
                                                          =============     ==============

UNREALIZED GAINS AND LOSSES See Note 4 of the financial statements for further disclosures regarding unrealized losses on fixed income securities and factors considered in determining that they are not other than temporarily impaired. The unrealized net capital gains on fixed income securities at December 31, 2003 were $11.5 million, a decrease of $3.1 million or 21.3% since December 31, 2002. Gross unrealized losses were primarily concentrated in the MBS portfolio.

     The fixed income security portfolio is comprised of securities in the following sectors.


                                                                                        GROSS UNREALIZED
                                                                       AMORTIZED    -----------------------      FAIR
(IN THOUSANDS)                                                            COST        GAINS        LOSSES        VALUE
                                                                      -----------   ----------   ----------    ----------
AT DECEMBER 31, 2003
Corporate:
   Banking                                                             $   24,311   $    2,141   $      (35)   $   26,417
   Utilities                                                               11,823          936            -        12,759
   Financial services                                                       9,129          523           (6)        9,646
   Communications/media                                                     6,464          346          (24)        6,786
   Capital goods                                                            3,536          459          (88)        3,907
   Transportation                                                           3,411          273            -         3,684
   Consumer cyclical                                                        3,030           42          (21)        3,051
   Other                                                                    2,957          467            -         3,424
   Energy                                                                   2,926          281            -         3,207
   Basic industry                                                           1,447          114            -         1,561
                                                                       ----------   ----------   ----------    ----------
Total corporate fixed income portfolio                                     69,034        5,582         (174)       74,442

U.S. government and agencies                                               48,718        4,832         (127)       53,423
Municipal                                                                     409           46            -           455
Asset-backed securities                                                    10,070          946            -        11,016
Mortgage-backed securities                                                 34,540          805         (380)       34,965
                                                                       ----------   ----------   ----------    ----------
   Total fixed income securities                                       $  162,771   $   12,211   $     (681)   $  174,301
                                                                       ==========   ==========   ==========    ==========

     The capital goods sector had the highest concentration of unrealized losses in our corporate fixed income securities portfolio at December 31, 2003. The gross unrealized losses in this sector are primarily company specific or interest rate related. While we expect eventual recovery of these securities and the related sector, we included every security in our portfolio monitoring process at December 31, 2003.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)


     At December 31, 2003, all of the gross unrealized losses were related to investment grade fixed income securities. Unrealized losses on investment grade securities principally relate to changes in interest rates or changes in sector-related credit spreads since the securities were acquired.

     The scheduled maturity dates for fixed income securities in an unrealized loss position at December 31, 2003 is shown below. Actual maturities may differ from those scheduled as a result of prepayments by the issuers.

(IN THOUSANDS)                                                         UNREALIZED     PERCENT       FAIR        PERCENT
                                                                          LOSS       OF TOTAL       VALUE      OF TOTAL
                                                                       ----------   ----------   ----------   -----------
Due after five years through ten years                                 $     (214)        31.4%  $   13,745          44.6%
Due after ten years                                                           (87)        12.8          955           3.1
Mortgage- and asset- backed securities(1)                                    (380)        55.8       16,136          52.3
                                                                       ----------   ----------   ----------   -----------
Total                                                                  $     (681)       100.0%  $   30,836         100.0%
                                                                       ==========   ==========   ==========   ===========

(1)Because of the potential for prepayment, mortgage- and asset-backed securities are not categorized based on their contractual maturities.

PORTFOLIO MONITORING We have a comprehensive portfolio monitoring process to identify and evaluate fixed income securities whose carrying value may be other than temporarily impaired. The process includes a quarterly review of all securities using a screening process to identify those securities whose fair value compared to amortized cost is below established thresholds for certain time periods, or which are identified through other monitoring criteria such as ratings downgrades or payment defaults. The securities identified, in addition to other securities for which we may have concern, are evaluated based on facts and circumstances for inclusion on our watch-list. The watch-list is reviewed in detail to determine whether any other than temporary impairment exists.

     We also monitor the quality of our fixed income portfolio by categorizing certain investments as "problem", "restructured" or "potential problem". Problem fixed income securities are securities in default with respect to principal or interest and/or securities issued by companies that have gone into bankruptcy subsequent to our acquisition of the security. Restructured fixed income securities have rates and terms that are not consistent with market rates or terms prevailing at the time of the restructuring. Potential problem fixed income securities are current with respect to contractual principal and/or interest, but because of other facts and circumstances, we have serious concerns regarding the borrower's ability to pay future principal and interest, which causes us to believe these securities may be classified as problem or restructured in the future.

     At December 31, 2003, we did not have any fixed income securities categorized as problem, restructured or potential problem.

NET REALIZED CAPITAL GAINS AND LOSSES The following table presents the components of realized capital gains and losses and the related tax effect for the years ended December 31.

     (IN THOUSANDS)                                          2003         2002         2001
                                                         -----------   -----------  ----------
     Investment write-downs                              $       -     $   (1,904)  $        -
     Sales - fixed income securities                            79            (80)         435
                                                         -----------   -----------  ----------
     Realized capital gains and losses, pretax                  79         (1,984)         435
     Income tax (expense) benefit                              (28)           694         (152)
                                                         -----------   -----------  ----------
     Realized capital gains and losses, after-tax        $      51     $   (1,290)  $      283
                                                         ===========   ===========  ==========

     We recorded realized capital gains on fixed income securities of $79 thousand for the year ended December 31, 2003 resulting from sales of fixed income securities. We recorded realized capital losses on fixed income securities of $2.0 million for the year ended December 31, 2002, primarily driven by write-downs of $1.9 million. In the fourth quarter of 2002, there was a write-down of $904 thousand of a major international energy and utility company. In the third quarter of 2002, a security issued by a global energy and utility company was written down in the amount of $1.0 million.

SHORT-TERM INVESTMENTS Our short-term investment portfolio was $3.2 million and $2.8 million at December 31, 2003 and 2002, respectively. We invest available cash balances primarily in taxable short-term securities having a final maturity date or redemption date of one year or less.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)


CASH At December 31, 2003, the cash balance was $3.9 million compared to $1.2 million at December 31, 2002. The increase is primarily a result of timing differences related to when deposits for fixed annuity sales are received and when these deposits are transferred to ALIC under our reinsurance agreement.

REINSURANCE RECOVERABLE FROM ALIC, CONTRACTHOLDER FUNDS AND RESERVE FOR LIFE-CONTINGENT CONTRACT BENEFITS Under accounting principles generally accepted in the United States of America ("GAAP"), when reinsurance contracts do not relieve the ceding company of legal liability to contractholders, the ceding company is required to report reinsurance recoverables arising from these contracts separately as assets. The liabilities for the contracts are reported as contractholder funds, reserves for life-contingent contract benefits or separate accounts liabilities depending on the characteristics of the contracts. We reinsure all reserve liabilities with ALIC. Reinsurance recoverable and the related reserve for life-contingent contract benefits and contractholder funds are reported separately in the Statements of Financial Position, while the assets which support the separate account liabilities are reflected as separate accounts assets.

     At December 31, 2003, contractholder funds increased to $7.41 billion from $6.20 billion at December 31, 2002 as a result of additional deposits from fixed annuities and interest credited to contractholder funds partially offset by surrenders and withdrawals. The reserve for life-contingent contract benefits increased $1.4 million to $9.2 million at December 31, 2003 due to increased immediate annuity contracts with life-contingencies. Reinsurance recoverable from ALIC increased correspondingly by $1.22 billion due to the increase in contractholder obligations discussed above.

SEPARATE ACCOUNTS Separate accounts assets and liabilities increased 6.3% to $1.23 billion compared to the December 31, 2002 balance. The increase was primarily attributable to increases in the fair value of the separate accounts' fund values due to improved equity market conditions compared to 2002, sales of variable annuity contracts and transfers from the general account to the separate accounts funds partially offset by surrenders and withdrawals, and expense charges.

     The assets related to variable contracts are legally segregated and reflected as separate accounts assets. The assets of the separate accounts are carried at fair value. Separate accounts liabilities represent the contractholders' claims to the related assets and are carried at the fair value of the assets. Investment income and realized capital gains and losses of the separate accounts accrue directly to the contractholders and therefore, are not included in our Statements of Operations and Comprehensive Income. Our revenues from the separate accounts consist of contract charges related to maintenance and administration, mortality, early surrender and expenses, which are then ceded to ALIC.

     Absent any contract provision wherein we guarantee either a minimum return or account value upon death or annuitization, variable annuity and variable life insurance contractholders bear the investment risk that the underlying mutual funds of the separate accounts may not meet their stated investment objectives. The risk and associated cost of these contract guarantees are ceded to ALIC in accordance with the reinsurance agreements.

MARKET RISK

     Market risk is the risk that we will incur losses due to adverse changes in equity prices or interest rates. Our primary market risk exposure is to changes in interest rates. Although we also have certain exposures to changes in equity prices in our separate accounts liabilities, this risk is transferred to ALIC in accordance with the reinsurance agreements.

OVERVIEW Investment guidelines define the overall framework for managing market and other investment risks, including accountability and control over these risk management activities. In addition, we follow guidelines that have been approved by our board of directors and that specify the investment limits and strategies that are appropriate given our liquidity, surplus, product, and regulatory requirements. Executive oversight of investment risk management processes is conducted primarily through the board of directors and investment committee. Administration and detailed managerial oversight of investment risk, including market risk, is provided through our credit and risk management committee ("CRMC"). We also have an enterprise-wide committee called the Enterprise Risk Council ("ERC") that is responsible for assessing risks, including market and other investment risks, on an integrated basis across subsidiaries and organizations.

     We manage our exposure to market risk through the use of asset allocation limits and duration limits and, as appropriate, through the use of stress tests. We have asset allocation limits that place restrictions on the total funds that may be invested within an asset class. We have duration limits on our investment portfolio, and, as

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)


appropriate, on individual components of these portfolios. These duration limits place restrictions on the amount of interest rate risk that may be taken. Comprehensive day-to-day management of market risk within defined tolerance ranges occurs as portfolio managers buy and sell within their respective markets based upon the acceptable boundaries established by the investment guidelines.

INTEREST RATE RISK is the risk that we will incur an economic loss due to adverse changes in interest rates. This risk arises as we invest funds in interest-sensitive assets.

     One of the measures used to quantify exposure is duration. Duration measures the sensitivity of assets to changes in interest rates. For example, if interest rates increase by 100 basis points, the fair value of an asset with a duration of 5 is expected to decrease in value by approximately 5%. Our asset duration was approximately 4.8 and 4.3 at December 31, 2003 and 2002, respectively.

     To calculate duration, we project asset cash flows and calculate their net present value using a risk-free market interest rate adjusted for credit quality, sector attributes, liquidity and other specific risks. Duration is calculated by revaluing these cash flows at alternative levels of interest rates and determining the percentage change in aggregate fair value. The projections include assumptions (based upon historical market experience and our experience) that reflect the effect of changing interest rates on the prepayment, lapse, leverage and/or option features of instruments, where applicable. Such assumptions relate primarily to mortgage-backed securities, collateralized mortgage obligations, and municipal and corporate obligations.

     Based upon the information and assumptions we use in our duration calculation and interest rates in effect at December 31, 2003, we estimate that a 100 basis point immediate, parallel increase in interest rates ("rate shock") would decrease the net fair value of the assets by approximately $8.4 million compared to $7.4 million at December 31, 2002. The selection of a 100 basis point immediate parallel change in interest rates should not be construed as our prediction of future market events, but only as an illustration of the potential impact of such an event.

     To the extent that conditions differ from the assumptions we used in these calculations, duration and rate shock measures could be significantly impacted. Additionally, our calculation assumes that the current relationship between short-term and long-term interest rates (the term structure of interest rates) will remain constant over time. As a result, these calculations may not fully capture the impact of non-parallel changes in the term structure of interest rates and/or large changes in interest rates.

EQUITY PRICE RISK is the risk that we will incur economic losses due to adverse changes in a mutual fund or stock index.

     At December 31, 2003 and 2002, we had separate accounts assets with account values totaling $1.23 billion and $1.16 billion, respectively. We earn contract charges as a percentage of these account values. In the event of an immediate decline of 10% in the account values due to equity market declines, we would have earned approximately $1.8 million and $1.9 million less in fee income at December 31, 2003 and 2002, respectively, which would be ceded to ALIC.

     Variable annuity contracts we sell have a guaranteed minimum death benefit ("GMDB") and customers may choose to purchase an enhanced GMDB or guaranteed minimum income benefit ("GMIB") on certain contracts. These guarantees subject us to additional equity risk because the beneficiary or contractholder may receive a benefit that is greater than the current account value, which would be ceded to ALIC. GMDBs are payable upon death, while GMIBs are payable on or after the ten-year anniversary of the contract if the contractholder elects to receive a defined stream of payments ("annuitize"). All variable annuity contract charges and fees, liabilities and benefits, including the GMDBs and GMIBs are ceded to ALIC in accordance with the reinsurance agreement, thereby limiting our equity risk exposure.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)


CAPITAL RESOURCES AND LIQUIDITY

CAPITAL RESOURCES consist of shareholder's equity. The following table summarizes our capital resources at December 31:

(IN THOUSANDS)                                                 2003                2002               2001
                                                         ---------------     ---------------      -------------
Common stock, additional capital paid-in and
     retained income                                     $       170,343     $       163,397      $     157,885
Accumulated other comprehensive income                             7,494               9,521              4,433
                                                         ---------------     ---------------      -------------
     Total shareholder's equity                          $       177,837     $       172,918      $     162,318
                                                         ===============     ===============      =============

SHAREHOLDER'S EQUITY increased $4.9 million during the year ended December 31, 2003 when compared to December 31, 2002, due to net income of $6.9 million and partially offset by a decrease in unrealized net capital gains resulting in an other comprehensive loss of $2.0 million. Shareholder's equity increased during 2002 as well as 2001, due to net income of $5.5 million and $7.3 million in 2002 and 2001, respectively, and an increase in unrealized net capital gains of $5.1 million and $1.6 million in 2002 and 2001, respectively.

FINANCIAL RATINGS AND STRENGTH We share the insurance financial strength ratings of our parent, ALIC, because business is reinsured to ALIC. Our insurance financial strength was rated Aa2, AA, and A+(r) by Moody's, Standard & Poor's and A.M. Best, respectively, at December 31, 2003.

     Our ratings are influenced by many factors including our operating and financial performance, asset quality, liquidity, asset/liability management, overall portfolio mix, the amount of financial leverage (i.e., debt), exposure to risks, as well as the current level of operating leverage. In February 2004, A.M. Best revised the outlook to stable from positive for the insurance financial strength ratings of ALIC and certain rated subsidiaries and affiliates.

     State laws specify regulatory actions if an insurer's risk-based capital ("RBC"), a measure of an insurer's solvency, falls below certain levels. The NAIC has a standard formula for assessing RBC. The formula for calculating RBC takes into account factors relating to insurance, business, asset and interest rate risks. At December 31, 2003, our RBC was above levels that would require regulatory actions.

     The NAIC has also developed a set of financial relationships or tests known as the Insurance Regulatory Information System to assist state regulators in monitoring the financial condition of insurance companies and identifying companies that require special attention or action from insurance regulatory authorities. The NAIC analyzes financial data provided by insurance companies using prescribed ratios, each with defined "usual ranges." Generally, regulators will begin to monitor an insurance company if its ratios fall outside the usual ranges for four or more of the ratios. If an insurance company has insufficient capital, regulators may act to reduce the amount of insurance it can issue. Our ratios are within these ranges.

LIQUIDITY SOURCES AND USES Our potential sources of funds principally include the following activities:


       Receipt of insurance premiums
       Contractholder fund deposits
       Reinsurance recoveries
       Receipts of principal and interest on investments
       Sales of investments
       Inter-company loans and tax refunds/settlements
       Capital contributions from parent

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)

Our potential uses of funds principally include the following activities:


       Payment of contract benefits, maturities, surrenders and withdrawals Reinsurance cessions and payments
       Operating costs and expenses
       Purchase of investments
       Repayment of inter-company loans
       Dividends to shareholder


     Under the terms of reinsurance agreements, all premiums and deposits, excluding those relating to variable contracts, are transferred to ALIC, which maintains the investment portfolios supporting our products. Payments of contractholder claims, benefits (including GMDBs and GMIBs), contract maturities, contract surrenders and withdrawals and certain operating costs (excluding investment-related expenses), are also reimbursed by ALIC, under the terms of the reinsurance agreements. We continue to have primary liability as a direct insurer for risks reinsured. Our ability to meet liquidity demands is dependent on ALIC's ability to meet those obligations under the reinsurance program.

     Our ability to pay dividends is dependent on business conditions, income, cash requirements and other relevant factors. The payment of shareholder dividends without the prior approval of the state insurance regulator is limited by Arizona law to formula amounts based on statutory surplus and statutory net gain from operations, as well as the timing and amount of dividends paid in the preceding twelve months. The maximum amount of dividends that we can distribute during 2004 without prior approval of the Arizona Department of Insurance is $8.0 million.

     We have entered into an intercompany loan agreement with the Corporation. The amount of funds available to us is at the discretion of the Corporation. The maximum amount of loans the Corporation will have outstanding to all its eligible subsidiaries at any given point in time is limited to $1.00 billion. No amounts were outstanding for the intercompany loan agreement at December 31, 2003 or 2002, respectively. The Corporation uses commercial paper borrowings and bank lines of credit to fund intercompany borrowings.

     Certain remote events and circumstances could constrain the Corporation's liquidity. Those events and circumstances include, for example, a catastrophe resulting in extraordinary losses, a downgrade in the Corporation's long-term debt rating of A1 and A+ (from Moody's and Standard & Poor's, respectively) to non-investment grade status of below Baa3/BBB-, a downgrade in AIC's financial strength rating from Aa2, AA and A+ (from Moody's, Standard & Poor's and A.M. Best, respectively) to below Baa/BBB/A-, or a downgrade in ALIC's or our financial strength ratings from Aa2, AA and A+ (from Moody's, Standard & Poor's and A.M. Best, respectively) to below Aa3/AA-/A-. The rating agencies also consider the interdependence of the Corporation's individually rated entities, and therefore, a rating change in one entity could potentially affect the ratings of other related entities.

REGULATION AND LEGAL PROCEEDINGS

REGULATION We are subject to changing social, economic and regulatory conditions. Recent state and federal regulatory initiatives and proceedings have included efforts to remove barriers preventing banks from engaging in the securities and insurance businesses, change tax laws affecting the taxation of insurance companies and the tax treatment of insurance products or competing non-insurance products that may impact the relative desirability of various personal investment products and otherwise expand overall regulation of insurance products and the insurance industry. The ultimate changes and eventual effects of these initiatives on our business, if any, are uncertain.

LEGAL PROCEEDINGS We are involved in various legal and regulatory actions that could have an effect on specific aspects of our business. Like other members of the insurance industry, we are the target of an increasing number of lawsuits, some of which involve claims for substantial or indeterminate amounts. For a description of these actions, see Note 7 of the financial statements.

PENDING ACCOUNTING STANDARDS

     As of December 31, 2003, there are several pending and proposed accounting standards that we have not implemented either because the standard has not been finalized or the implementation date has not yet occurred.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)


These standards include Statement of Position 03-01 and Emerging Issues Task Force Topic number 03-01. For a discussion of these pending and proposed standards, see Note 2 of the financial statements. The effect of implementing certain accounting standards on our financial results and financial condition is often based in part on market conditions at the time of implementation and other factors we are unable to determine prior to implementation. For this reason, we are sometimes unable to estimate the effect of certain pending accounting standards until the relevant authoritative body finalizes these standards or until we implement them.

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

     This document contains "forward-looking statements" that anticipate results based on our estimates, assumptions and plans that are subject to uncertainty. These statements are made subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. We assume no obligation to update any forward-looking statements as a result of new information or future events or developments.

     These forward-looking statements do not relate strictly to historical or current facts and may be identified by their use of words like "plans," "seeks," "expects," "will," "should," "anticipates," "estimates," "intends," "believes," "likely," "targets" and other words with similar meanings. These statements may address, among other things, our strategy for growth, product development, regulatory approvals, market position, expenses, financial results, litigation and reserves. We believe that these statements are based on reasonable estimates, assumptions and plans. However, if the estimates, assumptions or plans underlying the forward-looking statements prove inaccurate or if other risks or uncertainties arise, actual results could differ materially from those communicated in these forward-looking statements. Factors which could cause actual results to differ materially from those suggested by such forward-looking statements include but are not limited to those discussed or identified in this document (including the risks described below) and in our public filings with the SEC.

     In addition to the normal risks of business, we are subject to significant risks and uncertainties, including those listed below, which apply to us as an insurer and a provider of other financial services.

RISKS RELATING TO THE COMPANY

CHANGES IN RESERVE ESTIMATES MAY REDUCE PROFITABILITY
     Reserve for life-contingent contract benefits is computed on the basis of long-term actuarial assumptions of future investment yields, mortality, morbidity, policy terminations and expenses. We periodically review and revise our estimates and if future experience differs from assumptions, adjustments to reserves may be required which could have a material adverse effect on our financial condition and operating results ceded to ALIC.

CHANGES IN MARKET INTEREST RATES MAY LEAD TO A SIGNIFICANT DECREASE IN THE SALES AND PROFITABILITY OF SPREAD-BASED PRODUCTS CEDED TO ALIC
     ALIC's ability to manage the investment margin for spread-based products is dependent upon maintaining profitable spreads between investment yields and interest crediting rates on business ceded to ALIC. As interest rates decrease or remain at historically low levels, assets may be reinvested at lower yields, reducing investment margin. For example, during 2003 the average pre-tax investment yield on assets we retain declined to 6.3% from 6.5% in 2002. ALIC manages the spread on the business assumed from us. Our ability to lower interest crediting rates can offset decreases in investment margin on some products. However, these changes could be limited by market conditions, regulatory minimum rates or contractual minimum rate guarantees on many contracts and may not match the timing or magnitude of changes in asset yields. Decreases in the rates offered on products could make those products less attractive, leading to lower sales and/or changes in the level of surrenders and withdrawals for these products. Increases in market interest rates can also have negative effects on the business ceded to ALIC, for example by increasing the attractiveness of other investments, which can lead to higher surrenders at a time when its investment asset values are lower as a result of the increase in interest rates. Unanticipated surrenders could result in deferred policy acquisition costs ("DAC") unlocking or affect the recoverability of DAC and thereby increase expenses ceded to ALIC and reduce profitability of ALIC.

DECLINING EQUITY MARKETS MAY REDUCE BOTH SALES OF PRODUCTS AND INCOME FROM CONTRACT CHARGES AND MAY ADVERSELY AFFECT OPERATING RESULTS AND FINANCIAL CONDITION OF ALIC
     Conditions in the United States and international stock markets affect our sales of variable annuities. Recent allegations of improper or illegal trading activities at large mutual fund complexes could affect the stock markets. In general, sales of variable annuities decrease when stock markets are declining over an extended period of time. The effect of decreasing separate accounts balances resulting from volatile equity markets, lower underlying fund performance or declining consumer confidence could cause contract charges earned and ceded to ALIC to decrease. In addition, it is possible that the assumptions and projections we use to establish prices for GMDB and

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)


GMIB products, particularly assumptions and projections about investment performance, do not accurately reflect the level of costs that we will ultimately incur and cede to ALIC in providing those benefits, resulting in adverse margin trends that may have a material effect on ALIC's results of operations. These factors may result in accelerated DAC amortization at ALIC and require increases in reserves, which would reduce ALIC's statutory capital and surplus and/or net income. Poor fund performance could also result in higher partial withdrawals of account value which, for some contracts, do not reduce the GMDB by a proportional amount.

CHANGES IN ESTIMATES OF PROFITABILITY ON INTEREST-SENSITIVE PRODUCTS MAY HAVE AN ADVERSE EFFECT ON RESULTS THROUGH INCREASED AMORTIZATION OF DAC FOR ALIC
     DAC related to interest-sensitive life, variable annuity and investment contracts is amortized in proportion to estimated gross profits over the estimated lives of the contracts. Assumptions underlying estimated gross profits, including those relating to margins from mortality, investment margin, contract administration, surrender and other contract charges, are updated from time to time in order to reflect actual and expected experience and its potential effect on the valuation of DAC. Updates to these assumptions could result in DAC unlocking, which in turn could adversely affect our operating results ceded to ALIC.

A LOSS OF KEY PRODUCT DISTRIBUTION RELATIONSHIPS COULD MATERIALLY AFFECT SALES
     Certain products are distributed under agreements with other members of the financial services industry that are not affiliated with us. Termination of one or more of these agreements due to, for example, a change in control of one of these distributors, could have a detrimental effect on our sales. This risk may be heightened by the enactment of the Gramm-Leach-Bliley Act of 1999 (the "GLB Act"), which eliminated many federal and state law barriers to affiliations among banks, securities firms, insurers and other financial service providers.

CHANGES IN TAX LAWS MAY DECREASE SALES AND PROFITABILITY OF PRODUCTS
     Under current federal and state income tax law, certain products (primarily life insurance and annuities) we offer receive favorable tax treatment. This favorable treatment may give certain of our products a competitive advantage over noninsurance products. Congress from time to time considers legislation that would reduce or eliminate the favorable policyholder tax treatment currently applicable to life insurance and annuities. Congress also considers proposals to reduce the taxation of certain products or investments that may compete with life insurance and annuities. One such proposal was enacted in May 2003 when President Bush signed the Jobs and Growth Tax Relief Reconciliation Act of 2003, which reduced the federal income tax rates applicable to certain dividends and capital gains realized by individuals. Legislation that increases the taxation on insurance products or reduces the taxation on competing products could lessen the advantage of certain of our products as compared to competing products. Such proposals, if adopted, could have an adverse effect on our financial position or ability to sell such products and could result in the surrender of some existing contracts and policies.

RISKS RELATING TO THE INSURANCE INDUSTRY

OUR FUTURE RESULTS ARE DEPENDENT IN PART ON OUR ABILITY TO SUCCESSFULLY OPERATE IN AN INSURANCE INDUSTRY THAT IS HIGHLY COMPETITIVE
     The insurance industry is highly competitive. Many of our competitors have well-established national reputations and market similar insurance products. Because of the competitive nature of the insurance industry, including competition for producers such as exclusive and independent agents, there can be no assurance that we will continue to effectively compete with our industry rivals, or that competitive pressure will not have a material adverse effect on our business, operating results or financial condition. In addition, we may face increased competition from banks. Until passage of the GLB Act, the ability of banks to engage in securities-related businesses was limited and banks were restricted from being affiliated with insurers. With the passage of the GLB Act, mergers that combine commercial banks, insurers and securities firms under one holding company are now permitted. The ability of banks to affiliate with insurers may have a material adverse effect on all of our product lines by substantially increasing the number, size and financial strength of potential competitors. Furthermore, certain competitors operate using a mutual insurance company structure and therefore, may have dissimilar profitability and return targets.

CHANGING INTEREST RATES AND DECLINES IN CREDIT QUALITY MAY HAVE ADVERSE EFFECTS
     A decline in market interest rates could have an adverse effect on our investment income as we invest cash in new investments that may yield less than the portfolio's average rate. In a declining interest rate environment, borrowers may prepay or redeem securities we hold more quickly than expected as they seek to refinance at lower rates. An increase in market interest rates could have an adverse effect on the value of our investment portfolio, for example, by decreasing the fair values of the fixed income securities that comprise a substantial majority of our investment portfolio. Increases in interest rates also may lead to an increase in surrenders and withdrawals

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT.)


that generally would be funded at a time when fair values of fixed income securities are lower. A decline in the quality of our investment portfolio as a result of adverse economic conditions or otherwise could cause additional realized losses on securities.

WE MAY SUFFER LOSSES FROM LITIGATION
     As is typical for an insurance company, we are involved in litigation. Among other things, we, like other participants in the insurance industry, have been subject in recent years to an increasing volume of class action litigation challenging a range of industry practices. Our litigation exposure could result in a material adverse effect on our financial condition and operating results ceded to ALIC in a future period in the event of an unexpected adverse outcome or if additional reserves are required to be established for such litigation. For a description of our current material litigation matters, see Note 7 of the financial statements.

WE ARE SUBJECT TO EXTENSIVE REGULATION AND POTENTIAL FURTHER RESTRICTIVE REGULATION MAY INCREASE OUR OPERATING COSTS AND LIMIT OUR GROWTH
     We are subject to extensive regulation by state insurance regulators. This regulation is focused on the protection of policyholders and not investors. In many cases, state regulations limit our ability to grow and improve the profitability of our business. The laws regulating securities products and activities are complex, numerous and subject to change. Further, in recent years, the state insurance regulatory framework has come under increased federal scrutiny, and proposals that would provide for optional federal chartering of insurance companies have been discussed by members of Congress. We can make no assurances as to whether further state or federal measures will be adopted to change the nature or scope of the regulation of the insurance industry or as to the effect that any such measures would have on us.

THE CONTINUED THREAT OF TERRORISM AND ONGOING MILITARY ACTIONS MAY ADVERSELY AFFECT THE LEVEL OF CLAIM EXPENSE WE INCUR AND THE VALUE OF OUR INVESTMENT PORTFOLIO
     The continued threat of terrorism, both within the United States and abroad, and ongoing military and other actions and heightened security measures in response to these types of threats, may cause significant volatility and declines in the equity markets in the United States, Europe and elsewhere, and result in loss of life, property damage, additional disruptions to commerce and reduced economic activity. Some of the assets in our investment portfolio may be adversely affected by declines in the equity markets and reduced economic activity caused by the continued threat of terrorism. In the event that a terrorist act occurs, we may be adversely affected, depending on the nature of the event.

ANY DECREASE IN OUR FINANCIAL STRENGTH RATINGS MAY HAVE AN ADVERSE EFFECT ON OUR COMPETITIVE POSITION
     Financial strength ratings are important factors in establishing the competitive position of insurance companies and generally will have an effect on an insurance company's business. On an ongoing basis, rating agencies review the financial performance and condition of insurers and could downgrade or change the outlook on an insurer's ratings due to, for example, a decline in the value of an insurer's investment portfolio or increased liabilities for variable contracts arising from additional GMDB or GMIB exposure resulting from market declines. Currently, the insurance financial strength ratings of the Corporation, AIC and ALIC are Aa2, AA and A+ (from Moody's, Standard & Poor's and A.M. Best, respectively). Because these ratings are subject to periodic review, the continued retention of these ratings cannot be assured. A multiple level downgrade in the ratings of the Corporation, AIC or ALIC could have a material adverse effect on our sales, including the competitiveness and marketability of our product offerings, as well as our liquidity, financial condition and operating results ceded to ALIC.

CHANGES IN ACCOUNTING STANDARDS ISSUED BY THE FASB OR OTHER STANDARD-SETTING BODIES MAY ADVERSELY AFFECT OUR FINANCIAL STATEMENTS
     Our financial statements are subject to the application of GAAP, which is periodically revised and/or expanded. Accordingly, we are required to adopt new or revised accounting standards issued from time to time by recognized authoritative bodies, including the Financial Accounting Standards Board (the "FASB"). It is possible that future changes we are required to adopt could change the current accounting treatment that we apply to our financial statements and that such changes could have a material adverse effect on our financial condition and results ceded to ALIC. For a description of potential changes in accounting standards that could affect us currently, see Note 2 of the financial statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Incorporated in this Item 7a by reference to the "Management's Discussion and Analysis of Financial Condition and Results of Operations" Item 7.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       GLENBROOK LIFE AND ANNUITY COMPANY
                STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

                                                                     YEAR ENDED DECEMBER 31,
                                                              -------------------------------------
(IN THOUSANDS)
                                                                 2003         2002         2001
                                                              ----------   ----------    ----------
REVENUES
Net investment income                                         $   10,150   $   10,335    $   10,715
Realized capital gains and losses                                     79       (1,984)          435
                                                              ----------   ----------    ----------

INCOME FROM OPERATIONS BEFORE INCOME TAX EXPENSE                  10,229        8,351        11,150
Income tax expense                                                 3,283        2,839         3,896
                                                              ----------   ----------    ----------

NET INCOME                                                         6,946        5,512         7,254
                                                              ----------   ----------    ----------

OTHER COMPREHENSIVE (LOSS) INCOME, AFTER-TAX
Change in unrealized net capital gains and losses                 (2,027)       5,088         1,633
                                                              ----------   ----------    ----------

COMPREHENSIVE INCOME                                          $    4,919   $   10,600    $    8,887
                                                              ==========   ==========    ==========

                       See notes to financial statements.

                       GLENBROOK LIFE AND ANNUITY COMPANY
                        STATEMENTS OF FINANCIAL POSITION

                                                                                             DECEMBER 31,
                                                                                   -------------------------------
                                                                                       2003             2002
                                                                                   --------------   --------------
(IN THOUSANDS, EXCEPT PAR VALUE DATA)
ASSETS
Investments
   Fixed income securities, at fair value (amortized cost $162,771 and $158,963)   $      174,301   $      173,611
   Short-term                                                                               3,230            2,778
                                                                                   --------------   --------------
      Total investments                                                                   177,531          176,389

Cash                                                                                        3,895            1,235
Reinsurance recoverable from Allstate Life Insurance Company, net                       7,418,603        6,203,516
Other assets                                                                                3,559            3,388
Current income taxes receivable                                                               689               20
Receivable from affiliates, net                                                                 -            5,680
Separate accounts                                                                       1,228,327        1,155,112
                                                                                   --------------   --------------
        TOTAL ASSETS                                                               $    8,832,604   $    7,545,340
                                                                                   ==============   ==============

LIABILITIES
Contractholder funds                                                               $    7,409,386   $    6,195,649
Reserve for life-contingent contract benefits                                               9,217            7,867
Deferred income taxes                                                                       3,940            4,629
Other liabilities and accrued expenses                                                      2,226            9,165
Payable to affiliates, net                                                                  1,671                -
Separate accounts                                                                       1,228,327        1,155,112
                                                                                   --------------   --------------
        TOTAL LIABILITIES                                                               8,654,767        7,372,422
                                                                                   --------------   --------------
COMMITMENTS AND CONTINGENT LIABILITIES (NOTE 7)

SHAREHOLDER'S EQUITY
Common stock, $500 par value, 10 thousand shares authorized, 5 thousand shares
   issued and outstanding                                                                   2,500            2,500
Additional capital paid-in                                                                119,241          119,241
Retained income                                                                            48,602           41,656
Accumulated other comprehensive income:
   Unrealized net capital gains and losses                                                  7,494            9,521
                                                                                   --------------   --------------
        Total accumulated other comprehensive income                                        7,494            9,521
                                                                                   --------------   --------------
        TOTAL SHAREHOLDER'S EQUITY                                                        177,837          172,918
                                                                                   --------------   --------------
        TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY                                 $    8,832,604   $    7,545,340
                                                                                   ==============   ==============

                       See notes to financial statements.

                       GLENBROOK LIFE AND ANNUITY COMPANY
                       STATEMENTS OF SHAREHOLDER'S EQUITY

                                                                      YEAR ENDED DECEMBER 31,
                                                              -------------------------------------
(IN THOUSANDS)
                                                                 2003         2002          2001
                                                              ----------   ----------    ----------
COMMON STOCK                                                  $    2,500   $    2,500    $    2,500
                                                              ----------   ----------    ----------

ADDITIONAL CAPITAL PAID-IN                                       119,241      119,241       119,241
                                                              ----------   ----------    ----------

RETAINED INCOME
Balance, beginning of year                                        41,656       36,144        28,890
Net income                                                         6,946        5,512         7,254
                                                              ----------   ----------    ----------
Balance, end of year                                              48,602       41,656        36,144
                                                              ----------   ----------    ----------

ACCUMULATED OTHER COMPREHENSIVE INCOME

Balance, beginning of year                                         9,521        4,433         2,800
Change in unrealized net capital gains and losses                 (2,027)       5,088         1,633
                                                              ----------   ----------    ----------
Balance, end of year                                               7,494        9,521         4,433
                                                              ----------   ----------    ----------

TOTAL SHAREHOLDER'S EQUITY                                    $  177,837   $  172,918    $  162,318
                                                              ==========   ==========    ==========

                       See notes to financial statements.

                       GLENBROOK LIFE AND ANNUITY COMPANY
                            STATEMENTS OF CASH FLOWS

                                                                     YEAR ENDED DECEMBER 31,
                                                              -------------------------------------
(IN THOUSANDS)                                                   2003         2002          2001
                                                              ----------   ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                    $    6,946   $    5,512    $    7,254
Adjustments to reconcile net income to net cash provided by
      operating activities:
          Amortization and other non-cash items                       97           (6)          (77)
          Realized capital gains and losses                          (79)       1,984          (435)
          Changes in:
             Income taxes                                           (267)      (4,585)            4
             Receivable/payable to affiliates, net                 7,351       (7,878)       (2,903)
             Other operating assets and liabilities               (7,110)       9,181        (1,491)
                                                              ----------   ----------    ----------
                Net cash provided by operating activities          6,938        4,208         2,352
                                                              ----------   ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES
Fixed income securities
          Proceeds from sales                                     23,670        4,885        14,535
          Investment collections                                  16,280       18,720         9,553
          Investments purchases                                  (43,776)     (30,392)      (36,433)
Change in short-term investments                                    (452)       3,814        (3,507)
                                                              ----------   ----------    ----------
                Net cash used in investing activities             (4,278)      (2,973)      (15,852)
                                                              ----------   ----------    ----------

NET INCREASE (DECREASE) IN CASH                                    2,660        1,235       (13,500)
CASH AT BEGINNING OF YEAR                                          1,235            -        13,500
                                                              ----------   ----------    ----------
CASH AT END OF YEAR                                           $    3,895   $    1,235    $        -
                                                              ==========   ==========    ==========

                       See notes to financial statements.

                       GLENBROOK LIFE AND ANNUITY COMPANY
                          NOTES TO FINANCIAL STATEMENTS

1.   GENERAL

BASIS OF PRESENTATION

     The accompanying financial statements include the accounts of Glenbrook Life and Annuity Company ("Glenbrook Life" or the "Company"), a wholly owned subsidiary of Allstate Life Insurance Company ("ALIC"), which is wholly owned by Allstate Insurance Company ("AIC"), a wholly owned subsidiary of The Allstate Corporation (the "Corporation"). These financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("GAAP"). Management has identified the Company as a single segment entity.

     To conform to the 2003 presentation, certain amounts in the prior years' financial statements and notes have been reclassified.

     The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

NATURE OF OPERATIONS

     The mission of Glenbrook Life is to assist financial services professionals in meeting their clients' financial protection, savings and retirement needs by providing top-tier products delivered with reliable and efficient service. The Company's product line includes a wide variety of financial protection, savings and retirement products aimed at serving the financial needs of the Company's customers. Products currently sold include variable and fixed annuities. Products are sold through a variety of distribution channels including financial institutions and broker/dealers. Although the Company currently benefits from agreements with financial services entities that market and distribute its products, change in control or other factors affecting these non-affiliated entities with which the Company has distribution agreements could negatively impact the Company's sales.

     The Company is authorized to sell life insurance and investment products in all states except New York, as well as in the District of Columbia and Puerto Rico. For 2003, the top geographic locations for statutory premiums and annuity considerations for the Company were Pennsylvania, California, Texas, Florida, Illinois, Michigan, and New Jersey. No other jurisdiction accounted for more than 5% of statutory premiums and annuity considerations. All statutory premiums and annuity considerations are ceded to ALIC under reinsurance agreements.

     The Company monitors economic and regulatory developments that have the potential to impact its business. Federal legislation has allowed banks and other financial organizations to have greater participation in the securities and insurance businesses. This legislation may present an increased level of competition for sales of the Company's products. Furthermore, state and federal laws and regulations affect the taxation of insurance companies and life insurance and annuity products. Congress and various state legislatures have considered proposals that, if enacted, could impose a greater tax burden on the Company or could have an adverse impact on the tax treatment of some insurance products offered by the Company, including favorable policyholder tax treatment currently applicable to life insurance and annuities. Recent legislation that reduced the federal income tax rates applicable to certain dividends and capital gains realized by individuals, or other proposals, if adopted, that reduce the taxation, or permit the establishment, of certain products or investments that may compete with life insurance or annuities could have an adverse effect on the Company's financial position or ability to sell such products.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INVESTMENTS

     Fixed income securities include bonds, mortgage-backed and asset-backed securities. Fixed income securities are carried at fair value and may be sold prior to their contractual maturity ("available for sale"). The fair value of publicly traded fixed income securities is based upon independent market quotations. The fair value of non-publicly traded securities is based on either widely accepted pricing valuation models which utilize internally developed ratings and independent third party data (e.g., term structures and current publicly traded bond prices) as inputs or independent third party pricing sources. The valuation models use indicative information such as ratings, industry, coupon, and maturity along with related third party data and publicly traded bond prices to determine security specific spreads. These spreads are then adjusted for illiquidity based on

                       GLENBROOK LIFE AND ANNUITY COMPANY
                          NOTES TO FINANCIAL STATEMENTS

historical analysis and broker surveys. Periodic changes in fair values, net of deferred income taxes, are reflected as a component of other comprehensive income. Short-term investments are carried at cost or amortized cost, which approximates fair value.

     Investment income consists of interest and is recognized on an accrual basis. Interest income on mortgage-backed and asset-backed securities is determined using the effective yield method, based on estimated principal repayments. Accrual of income is suspended for fixed income securities that are in default or when the receipt of interest payments is in doubt.

     Realized capital gains and losses include gains and losses on investment dispositions, and write-downs in value due to other than temporary declines in fair value. Realized capital gains and losses on investment dispositions are determined on a specific identification basis.

     The Company writes down, to fair value, any fixed income security that is classified as other than temporarily impaired in the period the security is deemed to be other than temporarily impaired.

RECOGNITION OF PREMIUM REVENUES AND CONTRACT CHARGES, AND RELATED BENEFITS AND INTEREST CREDITED

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

     Interest-sensitive life contracts are insurance contracts whose terms are not fixed and guaranteed. The terms that may be changed include premiums paid by the contractholder, interest credited to the contractholder account balance and any amounts assessed against the contractholder account balance. Premiums from these contracts are reported as contractholder funds deposits. Contract charges consist of fees assessed against the contractholder account balance for cost of insurance (mortality risk), contract administration and early surrender. These revenues are recognized when assessed against the contractholder account balance. Contract benefits include life-contingent benefit payments in excess of the contractholder account balance.

     Contracts that do not subject the Company to significant risk arising from mortality or morbidity are referred to as investment contracts. Fixed annuities, market value adjusted annuities, equity-indexed annuities and immediate annuities without life contingencies are considered investment contracts. Deposits received for such contracts are reported as contractholder funds deposits. Contract charges for investment contracts consist of fees assessed against the contractholder account balance for contract administration and early surrender. These revenues are recognized when assessed against the contractholder account balance.

     Interest credited to contractholder funds represents interest accrued or paid for interest-sensitive life contracts and investment contracts. Crediting rates for fixed annuities and interest-sensitive life contracts are adjusted periodically by the Company to reflect current market conditions subject to contractually guaranteed minimum rates. Crediting rates for indexed annuities are based on a specified interest rate index, such as LIBOR or an equity index, such as the S&P 500.

     Separate accounts products include variable annuities and variable life insurance contracts. The assets supporting these products are legally segregated and available only to settle separate accounts contract obligations. Deposits received are reported as separate accounts liabilities. Contract charges for these products consist of fees assessed against the contractholder account values for contract maintenance, administration, mortality, expense and early surrender. Contract benefits incurred include guaranteed minimum death benefits paid on variable annuity contracts.

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

                       GLENBROOK LIFE AND ANNUITY COMPANY
                          NOTES TO FINANCIAL STATEMENTS

     Investment income earned on the assets that support contractholder funds and the reserve for life-contingent contract benefits is not included in the Company's financial statements as those assets are owned and managed by ALIC under terms of reinsurance agreements.

GOODWILL

     Goodwill represents the excess of amounts paid for acquiring businesses over the fair value of the net assets acquired. The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and other Intangible Assets", effective January 1, 2002. The statement eliminates the requirement to amortize goodwill, and requires that goodwill and separately identified intangible assets with indefinite lives be evaluated for impairment on an annual basis (or more frequently if impairment indicators arise) on a fair value basis. The Company analyzed the unamortized goodwill balance of December 31, 2003 for impairment using the fair value impairment approach prescribed by SFAS No. 142 and has determined that the balance is not impaired. The goodwill balance was $1.2 million at December 31, 2003 and 2002 and is reported in other assets on the Statements of Financial Position.

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

SEPARATE ACCOUNTS

     The Company issues variable annuities and variable life insurance contracts, the assets and liabilities of which are legally segregated and recorded as assets and liabilities of the separate accounts. The assets of the separate accounts are carried at fair value. Separate accounts liabilities represent the contractholders' claims to the related assets and are carried at the fair value of the assets. Investment income and realized capital gains and losses of the separate accounts accrue directly to the contractholders and therefore, are not included in the Company's Statements of Operations and Comprehensive Income. Revenues to the Company from the separate accounts consist of contract charges for maintenance and administration services, mortality, early surrender and expenses, which are ceded to ALIC. Deposits to the separate accounts are not included in the Statements of Cash Flows.

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

RESERVE FOR LIFE-CONTINGENT CONTRACT BENEFITS

     The reserve for life-contingent contract benefits, which relates to immediate annuities with life contingencies, is computed on the basis of long-term actuarial assumptions as to future investment yields, mortality, morbidity, terminations and expenses. These assumptions include provisions for adverse deviation and generally vary by such characteristics as type of coverage, year of issue and policy duration. Detailed reserve assumptions and reserve interest rates are outlined in Note 6.

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

                       GLENBROOK LIFE AND ANNUITY COMPANY
                          NOTES TO FINANCIAL STATEMENTS

PENDING ACCOUNTING STANDARDS

STATEMENT OF POSITION 03-01, "ACCOUNTING AND REPORTING BY INSURANCE ENTERPRISES FOR CERTAIN NONTRADITIONAL LONG-DURATION CONTRACTS AND FOR SEPARATE ACCOUNTS" ("SOP NO. 03-01")

     In July 2003, the American Institute of Certified Public Accountants issued SOP 03-01 which applies to several of the Company's insurance products and product features. The effective date of the SOP is for fiscal years beginning after December 15, 2003. A provision of the SOP requires the establishment of reserves in addition to the account balance for contracts containing certain features that provide guaranteed death or other insurance benefits and guaranteed income benefits. These reserves are not currently established by the Company. When established, these reserves will be ceded to ALIC under the terms of the reinsurance agreements.

PROPOSED ACCOUNTING STANDARDS

EMERGING ISSUES TASK FORCE TOPIC NO. 03-01, "THE MEANING OF OTHER-THAN-TEMPORARY IMPAIRMENT AND ITS APPLICATION TO CERTAIN Investments" ("EITF NO. 03-01")

     The Emerging Issues Task Force ("EITF") is currently deliberating EITF No. 03-01, which attempts to define other-than-temporary impairment and highlight its application to investment securities accounted for under both SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115") and Accounting Principles Board Opinion No. 18, "The Equity Method of Accounting for Investments in Common Stocks"("APB No. 18"). The current issue summary, which has yet to be finalized, proposes that if, at the evaluation date, the fair value of an investment security is less than its carrying value then an impairment exists for which a determination must be made as to whether the impairment is other-than-temporary. If it is determined that an impairment is other-than-temporary, then an impairment loss should be recognized equal to the difference between the investment's carrying value and its fair value at the reporting date. In recent deliberations, the EITF discussed different models to assess whether impairment is other-than-temporary for different types of investments (e.g. SFAS No. 115 marketable equity securities, SFAS No. 115 debt securities, and equity and cost method investments subject to APB No. 18) and subsequently decided to use a unified model. Due to the uncertainty of the final model (or models) that may be adopted, the estimated impact to the Company's Statements of Operations and Comprehensive Income and Financial Position is presently not determinable. In November 2003, the EITF reached a consensus with respect to certain disclosures effective for fiscal years ending after December 15, 2003. Quantitative and qualitative disclosures are required for fixed income and marketable equity securities classified as available-for-sale or held-to-maturity under SFAS No. 115. The Company has included those disclosures at December 31, 2003 (see Note 4).

3.  RELATED PARTY TRANSACTIONS

BUSINESS OPERATIONS

     The Company utilizes services performed by its affiliates, AIC, ALIC and Allstate Investments, LLC, and business facilities owned or leased and operated by AIC in conducting its business activities. In addition, the Company shares the services of employees with AIC. The Company reimburses its affiliates for the operating expenses incurred on behalf of the Company. The Company is charged for the cost of these operating expenses based on the level of services provided. Operating expenses, including compensation and retirement and other benefit programs, allocated to the Company were $39.1 million, $38.8 million and $48.6 million in 2003, 2002 and 2001, respectively. Of these costs, the Company retains investment related expenses on the invested assets of the Company. All other costs are ceded to ALIC under reinsurance agreements.

BROKER/DEALER SERVICES

     During 2003, the Company entered into a service agreement with Allstate Distributors, LLC ("ADLLC"), a broker/dealer affiliate of the Company, whereby ADLLC promotes and markets the fixed and variable annuities sold by the Company to unaffiliated financial services firms. In addition, ADLLC also acts as the underwriter of variable annuities sold by the Company. In return for these services, the Company recorded commission expense of $9.3 million for the year ended December 31, 2003 that was ceded to ALIC under the terms of the reinsurance agreements.

                       GLENBROOK LIFE AND ANNUITY COMPANY
                          NOTES TO FINANCIAL STATEMENTS

REINSURANCE

     The following table summarizes amounts that were ceded to ALIC under reinsurance agreements:

                                                                                    YEAR ENDED DECEMBER 31,
                                                                         -------------------------------------------
(IN THOUSANDS)                                                              2003            2002            2001
                                                                         -----------     -----------     -----------
Contract charges                                                         $    28,057     $    30,368     $    31,771
Interest credited to contractholder funds, contract benefits and
     certain expenses                                                        423,587         364,379         384,825

INCOME TAXES

     The Company is a party to a federal income tax allocation agreement with the Corporation (Note 8).

DEBT

     The Company has entered into an intercompany loan agreement with the Corporation. The amount of funds available to the Company at a given point in time is dependent upon the debt position of the Corporation. No amounts were outstanding for the Company under the intercompany loan agreement during the three years ended December 31, 2003.

4.  INVESTMENTS

FAIR VALUES

     The amortized cost, gross unrealized gains and losses, and fair value for fixed income securities are as follows:

                                                                           GROSS UNREALIZED
                                                   AMORTIZED       -------------------------------        FAIR
(IN THOUSANDS)                                       COST             GAINS             LOSSES            VALUE
                                                 ------------     --------------    --------------    --------------
AT DECEMBER 31, 2003
U.S. government and agencies                     $     48,718     $        4,832    $         (127)   $       53,423
Municipal                                                 409                 46                 -               455
Corporate                                              69,034              5,582              (174)           74,442
Asset-backed securities                                10,070                946                 -            11,016
Mortgage-backed securities                             34,540                805              (380)           34,965
                                                 ------------     --------------    --------------    --------------
  Total fixed income securities                  $    162,771     $       12,211    $         (681)   $      174,301
                                                 ============     ==============    ==============    ==============

                                                                           GROSS UNREALIZED
                                                   AMORTIZED       -------------------------------        FAIR
(IN THOUSANDS)                                       COST             GAINS             LOSSES            VALUE
                                                 -------------    --------------    --------------    --------------
AT DECEMBER 31, 2002
U.S. government and agencies                     $      49,529    $        6,661    $            -    $       56,190
Municipal                                                  412                45                 -               457
Corporate                                               67,717             6,105              (991)           72,831
Asset-backed securities                                 10,079             1,025                 -            11,104
Mortgage-backed securities                              31,226             1,809                (6)           33,029
                                                 -------------    --------------    --------------    --------------
  Total fixed income securities                  $     158,963    $       15,645    $         (997)   $      173,611
                                                 =============    ==============    ==============    ==============

                       GLENBROOK LIFE AND ANNUITY COMPANY
                          NOTES TO FINANCIAL STATEMENTS

SCHEDULED MATURITIES

     The scheduled maturities for fixed income securities are as follows at December 31, 2003:

                                                                     AMORTIZED          FAIR
(IN THOUSANDS)                                                         COST             VALUE
                                                                  --------------    --------------
Due in one year or less                                           $       11,464    $       11,799
Due after one year through five years                                     37,645            41,040
Due after five years through ten years                                    51,926            55,142
Due after ten years                                                       17,126            20,339
                                                                  --------------    --------------
                                                                         118,161           128,320
Mortgage and asset-backed securities                                      44,610            45,981
                                                                  --------------    --------------
        Total                                                     $      162,771    $      174,301
                                                                  ==============    ==============

     Actual maturities may differ from those scheduled as a result of prepayments by the issuers. Because of the potential for prepayment on mortgage and asset-backed securities, they are not categorized by contractual maturity.

NET INVESTMENT INCOME

     Net investment income for the years ended December 31 is as follows:

(IN THOUSANDS)                                                         2003              2002              2001
                                                                  --------------    --------------    --------------
Fixed income securities                                           $       10,223    $       10,381    $       10,566
Short-term investments                                                        99               135               409
                                                                  --------------    --------------    --------------
         Investment income, before expense                                10,322            10,516            10,975
         Investment expense                                                  172               181               260
                                                                  --------------    --------------    --------------
         Net investment income                                    $       10,150    $       10,335    $       10,715
                                                                  ==============    ==============    ==============

REALIZED CAPITAL GAINS AND LOSSES, AFTER-TAX

     Realized capital gains and losses by security type for the years ended December 31 are as follows:

(IN THOUSANDS)                                                         2003              2002             2001
                                                                  --------------    --------------    --------------
Fixed income securities                                           $           79    $       (1,984)   $          435
Income tax (expense) benefit                                                 (28)              694              (152)
                                                                  --------------    --------------    --------------
Realized capital gains and losses, after-tax                      $           51    $       (1,290)   $          283
                                                                  ==============    ==============    ==============

     Realized capital gains and losses by transaction type for the years ended December 31 are as follows:

(IN THOUSANDS)                                                         2003              2002              2001
                                                                  --------------    --------------    --------------
Write-downs in value                                              $            -    $       (1,904)   $            -
Sales - Fixed income securities                                               79               (80)              435
                                                                  --------------    --------------    --------------
    Realized capital gains and losses                                         79            (1,984)              435
    Income tax (expense) benefit                                             (28)              694              (152)
                                                                  --------------    --------------    --------------
    Realized capital gains and losses, after-tax                  $           51    $       (1,290)   $          283
                                                                  ==============    ==============    ==============

     Excluding the effects of calls and prepayments, gross gains of $806 thousand, $54 thousand and $636 thousand and gross losses of $727 thousand, $134 thousand, and $201 thousand were realized on sales of fixed income securities during 2003, 2002 and 2001, respectively.

                       GLENBROOK LIFE AND ANNUITY COMPANY
                          NOTES TO FINANCIAL STATEMENTS

UNREALIZED NET CAPITAL GAINS AND LOSSES

     Unrealized net capital gains and losses on fixed income securities included in accumulated other comprehensive income at December 31, 2003 are as follows:

                                                                 GROSS UNREALIZED
                                                  FAIR       -------------------------      UNREALIZED
(IN THOUSANDS)                                   VALUE          GAINS        LOSSES         NET GAINS
                                              ------------   -----------   -----------    -------------
Fixed income securities                       $    174,301   $    12,211   $      (681)   $      11,530
Deferred income taxes                                                                            (4,036)
                                                                                          -------------
Unrealized net capital gains and losses                                                   $       7,494
                                                                                          =============

CHANGE IN UNREALIZED NET CAPITAL GAINS AND LOSSES

     The change in unrealized net capital gains and losses for the years ended December 31 are as follows:

(IN THOUSANDS)                                                          2003              2002             2001
                                                                    -------------     ------------     -------------
Fixed income securities                                             $      (3,118)    $      7,828     $       2,512
Deferred income taxes                                                       1,091           (2,740)             (879)
                                                                    -------------     ------------     -------------
(Decrease) increase in unrealized net capital gains and losses      $      (2,027)    $      5,088     $       1,633
                                                                    =============     ============     =============

PORTFOLIO MONITORING

     Inherent in the Company's evaluation of a particular security are assumptions and estimates about the operations of the issuer and its future earnings potential. Some of the factors considered in evaluating whether a decline in fair value is other than temporary are: 1) the Company's ability and intent to retain the investment for a period of time sufficient to allow for an anticipated recovery in value; 2) the recoverability of principal and interest;
3) the duration and extent to which the fair value has been less than amortized cost; 4) the financial condition, near-term and long-term prospects of the issuer, including relevant industry conditions and trends, and implications of rating agency actions and offering prices; and 5) the specific reasons that a security is in a significant unrealized loss position, including market conditions which could affect access to liquidity.

     At December 31, 2003, the Company has unrealized losses of $681 thousand which relate to 14 holdings of fixed income securities with a fair value of $30.8 million, all of which are investment grade and which have been in an unrealized loss position for a period less than 12 months. Investment grade is defined as a security having a rating from the National Association of Insurance Commissioners ("NAIC") of 1 or 2; a Moody's rating of Aaa, Aa, A or Baa; a Standard & Poor's ("S&P") rating of AAA, AA, A or BBB; or a comparable internal rating. Unrealized losses on investment grade securities are principally related to changes in interest rates or changes in issuer and sector related credit spreads since the securities were acquired. As of December 31, 2003, the Company has the intent and ability to hold these investments for a period of time sufficient for them to recover in value.

SECURITIES ON DEPOSIT

     At December 31, 2003, fixed income securities with a carrying value of $10.1 million were on deposit with regulatory authorities as required by law.

5.   FINANCIAL INSTRUMENTS

     In the normal course of business, the Company invests in various financial assets and incurs various financial liabilities. The fair value estimates of financial instruments presented below are not necessarily indicative of the amounts the Company might pay or receive in actual market transactions. Potential taxes and other transaction costs have not been considered in estimating fair value. The disclosures that follow do not reflect the fair value of the Company as a whole since a number of the Company's significant assets (including reinsurance recoverable, net) and liabilities (including reserve for life-contingent contract benefits and deferred income taxes) are not considered financial instruments and are not carried at fair value. Other assets and liabilities considered financial

                       GLENBROOK LIFE AND ANNUITY COMPANY
                          NOTES TO FINANCIAL STATEMENTS

instruments such as accrued investment income and cash are generally of a short-term nature. Their carrying values are deemed to approximate fair value.

FINANCIAL ASSETS

                                                         DECEMBER 31, 2003                   DECEMBER 31, 2002
                                                  -------------------------------     ------------------------------
                                                    CARRYING            FAIR            CARRYING            FAIR
(IN THOUSANDS)                                        VALUE             VALUE             VALUE             VALUE
                                                  -------------     -------------     -------------    -------------
Fixed income securities                           $     174,301     $     174,301     $     173,611    $     173,611
Short-term investments                                    3,230             3,230             2,778            2,778
Separate accounts                                     1,228,327         1,228,327         1,155,112        1,155,112

     Fair values of publicly traded fixed income securities are based upon quoted market prices or dealer quotes. The fair value of non-publicly traded securities, primarily privately placed corporate obligations, is based on either widely accepted pricing valuation models, which use internally developed ratings and independent third party data (e.g., term structures and current publicly traded bond prices) as inputs, or independent third party pricing sources. Short-term investments are highly liquid investments with maturities of less than one year whose carrying values are deemed to approximate fair value. Separate accounts assets are carried in the Statements of Financial Position at fair value based on quoted market prices.

FINANCIAL LIABILITIES

                                                         DECEMBER 31, 2003                   DECEMBER 31, 2002
                                                  -------------------------------     ------------------------------
                                                    CARRYING            FAIR            CARRYING            FAIR
(IN THOUSANDS)                                        VALUE             VALUE             VALUE             VALUE
                                                  -------------     -------------     -------------    -------------
Contractholder funds on investment contracts      $   7,223,165     $   6,962,714     $   6,105,536    $   5,863,243
Separate accounts                                     1,228,327         1,228,327         1,155,112        1,155,112

     Contractholder funds include interest-sensitive life insurance contracts and investment contracts. Interest-sensitive life insurance contracts are not considered financial instruments subject to fair value disclosure requirements. The fair value of investment contracts is based on the terms of the underlying contracts. Fixed annuities are valued at the account balance less surrender charges and immediate annuities without life contingencies are valued at the present value of future benefits at current interest rates. Market value adjusted annuities' fair value is estimated to be the market adjusted surrender value. Equity-indexed annuity contracts' fair value approximates carrying value since the embedded equity options are carried at market value in the financial statements. Separate accounts liabilities are carried at the fair value of the underlying assets.

OFF-BALANCE-SHEET FINANCIAL INSTRUMENTS

     There were no off-balance-sheet financial instruments at December 31, 2003 or 2002.

6.   RESERVE FOR LIFE-CONTINGENT CONTRACT BENEFITS AND CONTRACTHOLDER FUNDS

     The reserve for life-contingent contract benefits consists of immediate annuities with life contingencies. The reserve calculation equals the present value of contractually fixed future benefits based on mortality and interest assumptions. The assumptions utilized for mortality generally include industry standard tables, such as the 1983 group annuity mortality table, and tables based on historical company experience. Interest rate assumptions range from 1.9% to 7.7%.

                       GLENBROOK LIFE AND ANNUITY COMPANY
                          NOTES TO FINANCIAL STATEMENTS

     At December 31, contractholder funds consists of the following:

(IN THOUSANDS)                                          2003                2002
                                                  ----------------    ----------------
Interest-sensitive life                           $        216,593    $        121,760
Investment contracts:
   Immediate annuities                                      30,834              27,565
   Fixed annuities                                       7,161,959           6,046,324
                                                  ----------------    ----------------
   Total contractholder funds                     $      7,409,386    $      6,195,649
                                                  ================    ================

     The following table highlights the key contract provisions relating to contractholder funds:

           PRODUCT                           INTEREST RATE                      WITHDRAWAL/SURRENDER CHARGES
------------------------------   ---------------------------------------   ---------------------------------------
Interest-sensitive life          Interest rates credited range from        Either a percentage of account
                                 2.7% - 5.2%                               balance or dollar amount grading off
                                                                           generally over 20 years

Investment contracts             Interest rates credited range from        Either a declining or a level
                                 1.3% to 7.3% for immediate annuities      percentage charge generally over nine
                                 and 0.0% to 10.0% for fixed annuities     years or less.  Additionally,
                                 (which include equity-indexed             approximately 5.0% of fixed annuities
                                 annuities whose returns are indexed       are subject to market value
                                 to the S&P 500)                           adjustment for discretionary
                                                                           withdrawals.

     Contractholder funds activity for the years ended December 31 is as follows:

(IN THOUSANDS)                                          2003                2002
                                                  ----------------    ----------------
Balance, beginning of year                        $      6,195,649    $      5,370,475
Deposits                                                 1,688,005           1,143,977
Benefits and withdrawals                                  (753,787)           (573,478)
Interest credited to contractholder funds                  284,068             289,746
Transfers (to) from separate accounts                       (5,825)            (29,602)
Other adjustments                                            1,276              (5,469)
                                                  ----------------    ----------------
Balance, end of year                              $      7,409,386    $      6,195,649
                                                  ================    ================

7.   COMMITMENTS, GUARANTEES AND CONTINGENT LIABILITIES

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

     In addition, the Company indemnifies its directors, officers and other individuals serving at the request of the Company as a director or officer to the extent provided in its charter and by-laws. Since these indemnifications

                       GLENBROOK LIFE AND ANNUITY COMPANY
                          NOTES TO FINANCIAL STATEMENTS

are generally not subject to limitation with respect to duration or amount, the Company does not believe that it is possible to determine the maximum potential amount due under these indemnifications.

     The aggregate liability balance related to all guarantees was not material as of December 31, 2003.

REGULATION

     The Company is subject to changing social, economic and regulatory conditions. Recent state and federal regulatory initiatives and proceedings have included efforts to remove barriers preventing banks from engaging in the securities and insurance businesses, change tax laws affecting the taxation of insurance companies and the tax treatment of insurance products or competing non-insurance products that may impact the relative desirability of various personal investment products and otherwise expand overall regulation of insurance products and the insurance industry. The ultimate changes and eventual effects of these initiatives on the Company's business, if any, are uncertain.

LEGAL PROCEEDINGS

     Various legal and regulatory actions are currently pending that involve the Company and specific aspects of its conduct of business. Like other members of the insurance industry, the Company is the target of an increasing number of lawsuits, some of which involve claims for substantial or indeterminate amounts. This litigation is based on a variety of issues including insurance and claim settlement practices. The outcome of these disputes is currently unpredictable. However, at this time, based on their present status and the existence of the reinsurance agreement with ALIC, it is the opinion of management that the ultimate liability, if any, in one or more of these actions in excess of amounts currently reserved is not expected to have a material effect on the results of operations, liquidity or financial position of the Company.

8.   INCOME TAXES

     The Company joins the Corporation and its other eligible domestic subsidiaries (the "Allstate Group") in the filing of a consolidated federal income tax return and is party to a federal income tax allocation agreement (the "Allstate Tax Sharing Agreement"). Under the Allstate Tax Sharing Agreement, the Company pays to or receives from the Corporation the amount, if any, by which the Allstate Group's federal income tax liability is affected by virtue of inclusion of the Company in the consolidated federal income tax return. The Company has also entered into a supplemental tax sharing agreement with respect to reinsurance ceded to ALIC to allocate the tax benefits and detriments related to such reinsurance. Effectively, these agreements result in the Company's annual income tax provision being computed as if the Company filed a separate return, adjusted for the reinsurance ceded to ALIC.

     The Internal Revenue Service ("IRS") has completed its review of the Allstate Group's federal income tax returns through the 1996 tax year. Any adjustments that may result from IRS examinations of tax returns are not expected to have a material impact on the financial position, liquidity or results of operations of the Company.

     The components of the deferred income tax assets and liabilities at December 31 are as follows:

     (IN THOUSANDS)

                                                             2003            2002
                                                         ------------    ------------
     DEFERRED ASSETS
     Other assets                                        $        281    $          -
     Difference in tax bases of investments                         -             501
                                                         ------------    ------------
         Total deferred assets                                    281             501

     DEFERRED LIABILITIES
     Unrealized net capital gains                              (4,036)         (5,127)
     Difference in tax bases of investments                      (185)              -
     Other liabilities                                              -              (3)
                                                         ------------    ------------
         Total deferred liabilities                            (4,221)         (5,130)
                                                         ------------    ------------
             Net deferred liabilities                    $     (3,940)   $     (4,629)
                                                         ============    ============

                       GLENBROOK LIFE AND ANNUITY COMPANY
                          NOTES TO FINANCIAL STATEMENTS

     Although realization is not assured, management believes it is more likely than not that the deferred tax assets will be realized based on the assumption that certain levels of income will be achieved.

     The components of income tax expense for the years ended December 31 are as follows:

     (IN THOUSANDS)                                       2003           2002            2001
                                                     -------------   ------------    ------------
     Current                                         $       1,107   $      3,560    $      4,008
     Deferred                                                2,176           (721)           (112)
                                                     -------------   ------------    ------------
       Total income tax expense                      $       3,283   $      2,839    $      3,896
                                                     =============   ============    ============

     The Company paid income taxes of $1.8 million, $7.4 million and $3.9 million in 2003, 2002 and 2001, respectively.

     A reconciliation of the statutory federal income tax rate to the effective income tax rate on income from operations for the years ended December 31 is as follows:

                                                          2003           2002            2001
                                                     -------------   ------------    ------------
     Statutory federal income tax rate                        35.0%          35.0%           35.0%
     Adjustment to prior year tax liabilities                 (2.8)          (0.9)              -
     Other                                                    (0.1)          (0.1)           (0.1)
                                                     -------------   ------------    ------------
     Effective income tax rate                                32.1%          34.0%           34.9%
                                                     =============   ============    ============

9. STATUTORY FINANCIAL INFORMATION

     The following table reconciles net income for the years ended December 31, and shareholder's equity at December 31, as reported herein in conformity with GAAP with total statutory net income and capital and surplus of the Company, determined in accordance with statutory accounting practices prescribed or permitted by insurance regulatory authorities:

                                                                 NET INCOME                   SHAREHOLDER'S EQUITY
                                                     -----------------------------------    -------------------------
(IN THOUSANDS)                                         2003         2002         2001          2003          2002
                                                     ---------    ---------    ---------    ----------    -----------
Balance per GAAP                                     $   6,946    $   5,512    $   7,254    $  177,837    $   172,918
Unrealized gain on fixed income securities                   -            -            -       (11,530)       (14,648)
Deferred income taxes                                    2,176         (721)        (112)        3,755          3,524
Reserves and non-admitted assets                         1,816          155         (150)       (2,293)        (1,000)
Other                                                   (2,355)          12           (8)          281           (393)
                                                     ---------    ---------    ---------    ----------    -----------
Balance per statutory accounting practices           $   8,583    $   4,958    $   6,984    $  168,050    $   160,401
                                                     =========    =========    =========    ==========    ===========

     The Company prepares its statutory-basis financial statements in conformity with accounting practices prescribed or permitted by the State of Arizona. The State of Arizona requires its domestic insurance companies to prepare statutory-basis financial statements in conformity with the National Association of Insurance Commissioners ("NAIC") Accounting Practices and Procedures Manual ("Codification"), subject to any deviations prescribed or permitted by the State of Arizona insurance commissioner.

DIVIDENDS

     The ability of the Company to pay dividends is dependent on business conditions, income, cash requirements of the Company and other relevant factors. The payment of shareholder dividends by the Company without prior approval of the state insurance regulator is limited to formula amounts based on net income and capital and surplus, determined in conformity with statutory accounting practices, as well as the timing and amount of dividends paid in the preceding twelve months.

     In the twelve-month period beginning January 1, 2003, the Company did not pay any dividends. Based on 2003 statutory net income, the maximum amount of dividends the Company will be able to pay without prior Arizona Insurance Department approval at a given point in time during 2004 is $8.0 million.

                       GLENBROOK LIFE AND ANNUITY COMPANY
                          NOTES TO FINANCIAL STATEMENTS

RISK-BASED CAPITAL

     The NAIC has a standard for assessing the solvency of insurance companies, which is referred to as risk-based capital ("RBC"). The requirement consists of a formula for determining each insurer's RBC and a model law specifying regulatory actions if an insurer's RBC falls below specified levels. At December 31, 2003, RBC for the Company was above a level that would require regulatory action.

10.  OTHER COMPREHENSIVE INCOME

     The components of other comprehensive income on a pretax and after-tax basis for the years ended December 31 are as follows:

(IN THOUSANDS)                                                               2003
                                                              ------------------------------------
                                                                                          After-
UNREALIZED CAPITAL GAINS AND LOSSES:                           Pretax        Tax           tax
                                                              ---------    ---------     ---------
  Unrealized holding (losses) gains arising during the
    period                                                    $  (3,016)   $   1,056     $  (1,960)
  Less: reclassification adjustments                                102          (35)           67
                                                              ---------    ---------     ---------
  Unrealized net capital gains and losses                        (3,118)       1,091        (2,027)
                                                              ---------    ---------     ---------
  Other comprehensive (loss) income                           $  (3,118)   $   1,091     $  (2,027)
                                                              =========    =========     =========

                                                                             2002
                                                              ------------------------------------
                                                                                          After-
UNREALIZED CAPITAL GAINS AND LOSSES:                           Pretax        Tax           tax
                                                              ---------    ---------     ---------
  Unrealized holding gains arising during the period          $   5,844    $  (2,046)    $   3,798
  Less: reclassification adjustments                             (1,984)         694        (1,290)
                                                              ---------    ---------     ---------
  Unrealized net capital gains and losses                         7,828       (2,740)        5,088
                                                              ---------    ---------     ---------
  Other comprehensive income                                  $   7,828    $  (2,740)    $   5,088
                                                              =========    =========     =========

                                                                             2001
                                                              ------------------------------------
                                                                                          After-
UNREALIZED CAPITAL GAINS AND LOSSES:                           Pretax        Tax           tax
                                                              ---------    ---------     ---------
  Unrealized holding gains arising during the period          $   2,948    $  (1,032)    $   1,916
  Less: reclassification adjustments                                436         (153)          283
                                                              ---------    ---------     ---------
  Unrealized net capital gains and losses                         2,512         (879)        1,633
                                                              ---------    ---------     ---------
  Other comprehensive income                                  $   2,512    $    (879)    $   1,633
                                                              =========    =========     =========

INDEPENDENT AUDITORS' REPORT


TO THE BOARD OF DIRECTORS AND SHAREHOLDER OF GLENBROOK LIFE AND ANNUITY COMPANY:

We have audited the accompanying Statements of Financial Position of Glenbrook Life and Annuity Company (the "Company", an affiliate of The Allstate Corporation) as of December 31, 2003 and 2002, and the related Statements of Operations and Comprehensive Income, Shareholder's Equity and Cash Flows for each of the three years in the period ended December 31, 2003. Our audits also included Schedule I - Summary of Investments - Other Than Investments In Related Parties and Schedule IV - Reinsurance. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, Schedule I - Summary of Investments - Other Than Investments In Related Parties and Schedule IV - Reinsurance, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


/s/ Deloitte & Touche LLP

Chicago, Illinois
February 4, 2004

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A.  CONTROLS AND PROCEDURES

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

     During the fiscal quarter ended December 31, 2003, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

(1), (2), (3), (4) AND (5)(ii) DISCLOSURE OF FEES -

     The following fees have been, or will be, billed by Deloitte & Touche LLP, the member firms of Deloitte & Touche Tohmatsu, and their respective affiliates, for professional services rendered to us for the fiscal year ending December 31, 2003 and 2002.

                                                PERCENTAGE OF 2003 FEES PRE-
                                                 APPROVED BY THE ALLSTATE
                               2003             CORPORATION AUDIT COMMITTEE            2002
                           -----------       -----------------------------------    -----------
Audit fees (a)             $   285,946                      100%                    $   350,869
Audit related fees                   -                        -                               -
Tax fees                             -                        -                               -
All other fees                       -                        -                               -
                           -----------       -----------------------------------    -----------
TOTAL FEES                 $   285,946                      100%                    $   350,869
                           ===========       ===================================    ===========

     (a) Fees for audits of annual financial statements including financial statements for the separate accounts, reviews of quarterly financial statements, statutory audits, consents and review of documents filed with the Commission. These fees are ceded to ALIC under the Company's reinsurance agreement with ALIC.

(5)(i) AUDIT COMMITTEE'S PRE-APPROVAL POLICIES AND PROCEDURES -

     The Audit Committee of The Allstate Corporation has established pre-approval policies and procedures for itself and its consolidated subsidiaries, including the registrant. Those policies and procedures are incorporated into this Item 14.5(i) by reference to Appendix D to The Allstate Corporation's Notice of Annual Meeting and Proxy Statement dated March 26, 2004. The Board of Directors of ALIC has recently formed an audit committee, which will be responsible for these matters in the future as they relate to ALIC and its subsidiaries, including the registrant.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


(a) (1) The following financial statements, notes thereto and related information of Glenbrook Life are included in Item 8.

     Statements of Operations and Comprehensive Income
     Statements of Financial Position
     Statements of Shareholder's Equity
     Statements of Cash Flows
     Notes to Financial Statements
     Independent Auditors' Report

     (2) The following additional financial statement schedules are furnished herewith pursuant to the requirements of Form 10-K.

     Glenbrook Life and Annuity Company                                                 Page
     ----------------------------------                                                 ----
     Schedules required to be filed under provisions of Regulation S-X Article 7:

     Schedule I - Summary of Investments - Other Than Investments in Related Parties     S-1
     Schedule IV - Reinsurance                                                           S-2

     All other schedules have been omitted because they are not applicable or required or because the required information is included in the financial statements or notes thereto.

     (3)  The following is a list of the exhibits filed as part of this Form
     10-K.

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

       3(i)(B)        Amended and Restated Articles of Incorporation and
                      Articles of Redomestication of Glenbrook Life and Annuity
                      Company. Incorporated herein by reference to Exhibit 3(I) to Glenbrook Life and Annuity Company's Annual Report on
                      Form 10-K for 1998. (SEC File No. 033-91916)

       3(ii)          Amended and Restated Bylaws of Glenbrook Life and Annuity
                      Company. Incorporated herein by reference to Exhibit 3(II) to Glenbrook Life and Annuity Company's Annual Report on
                      Form 10-K for 1998. (SEC File No. 033-91916)

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

       10.6           Coinsurance Agreement between Glenbrook Life and Annuity
                      Company and Allstate Life Insurance Company effective
                      December 31, 2001. Incorporated herein by reference to
                      Exhibit 10.6 to Glenbrook Life and Annuity Company's
                      Annual Report on Form 10-K for 2002.

       10.7           Modified Coinsurance Agreement between Glenbrook Life and
                      Annuity Company and Allstate Life Insurance Company effective December 31, 2001. Incorporated herein by reference to Exhibit 10.7 to Glenbrook Life and Annuity
                      Company's Annual Report on Form 10-K for 2002.

       23             Independent Auditors' Consent

       31.1           Rule 15d-14(a) Certification of Principal Executive
                      Officer

       31.2           Rule 15d-14(a) Certification of Principal Financial
                      Officer

      32              Section 1350 Certifications

(b) No reports on Form 8-K were filed during the fourth quarter of 2003.

(c) The exhibits are listed in Item 15. (a) (3) above.

(d) The financial statement schedules are listed in Item 15. (a) (2) above.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                GLENBROOK LIFE AND ANNUITY COMPANY
                                (Registrant)

     March 24, 2004             /s/  Samuel H. Pilch
                                --------------------
                                By: Samuel H. Pilch
                                -------------------
                                (chief accounting officer and duly authorized
                                officer of the registrant)


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                                TITLE                                    DATE
---------                                -----                                    ----
/s/ Casey J. Sylla                       President, Chief Executive               March 24, 2004
------------------                       Officer and a Director
Casey J. Sylla                           (Principal Executive Officer)


/s/ Steven E. Shebik                     Vice President, Chief Financial          March 24, 2004
--------------------                     Officer and a Director
Steven E. Shebik                         (Principal Financial Officer)


/s/ John C. Lounds                       Director                                 March 24, 2004
------------------
John C. Lounds


/s/ J. Kevin Mccarthy                    Director                                 March 24, 2004
---------------------
J. Kevin McCarthy


/s/ Kevin R. Slawin                      Director                                 March 24, 2004
-------------------
Kevin R. Slawin


/s/ Michael J. Velotta                   Director                                 March 24, 2004
----------------------
Michael J. Velotta

           SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED
        PURSUANT TO SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES
          PURSUANT TO SECTION 12 OF THE SECURITIES EXCHANGE ACT OF 1934

     All of the outstanding common stock of the Company is owned by Allstate Life Insurance Company. The Company has not provided any of the following items to security holders:

          (1) annual reports to security holders covering the registrant's last fiscal year; or
          (2) proxy statements, forms of proxy or other proxy soliciting materials.

                       GLENBROOK LIFE AND ANNUITY COMPANY
          SCHEDULE I - SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENTS
                               IN RELATED PARTIES
                                DECEMBER 31, 2003

                                                                                                              CARRYING
(IN THOUSANDS)                                                                   COST        FAIR VALUE         VALUE
                                                                           --------------   -------------   -------------
TYPE OF INVESTMENT
Fixed income securities, available for sale:
   Bonds:
      United States government, government agencies and authorities....... $       48,718   $      53,423   $      53,423
      States, municipalities and political subdivisions...................            409             455             455
      Public utilities....................................................         11,823          12,759          12,759
      All other corporate bonds...........................................         57,211          61,683          61,683
   Mortgage-backed securities.............................................         34,540          34,965          34,965
   Asset-backed securities................................................         10,070          11,016          11,016
                                                                           --------------   -------------   -------------
      Total fixed income securities.......................................        162,771   $     174,301         174,301
                                                                           --------------   =============   -------------

Short-term investments....................................................          3,230                           3,230
                                                                           --------------                   -------------
      Total investments................................................... $      166,001                   $     177,531
                                                                           ==============                   =============

                       GLENBROOK LIFE AND ANNUITY COMPANY
                            SCHEDULE IV--REINSURANCE

(IN THOUSANDS)

                                                    GROSS                                NET
YEAR ENDED DECEMBER 31, 2003                        AMOUNT             CEDED            AMOUNT
---------------------------------------          -------------     -------------     -------------
Life insurance in force                          $     444,260     $     444,260     $           -
                                                 =============     =============     =============

Premiums and contract charges:
       Life and annuities                        $      28,057     $      28,057     $           -
                                                 =============     =============     =============

                                                    GROSS                                NET
YEAR ENDED DECEMBER 31, 2002                        AMOUNT             CEDED            AMOUNT
---------------------------------------          -------------     -------------     -------------
Life insurance in force                          $     283,913     $     283,913     $           -
                                                 =============     =============     =============

Premiums and contract charges:
       Life and annuities                        $      30,368     $      30,368     $           -
                                                 =============     =============     =============

                                                    GROSS                                NET
YEAR ENDED DECEMBER 31, 2001                        AMOUNT             CEDED            AMOUNT
---------------------------------------          -------------     -------------     -------------
Life insurance in force                          $     187,400     $     187,400     $           -
                                                 =============     =============     =============

Premiums and contract charges:
       Life and annuities                        $      31,711     $      31,711     $           -
                                                 =============     =============     =============