Form 10-Q
period 2004-03-31
GLENBROOK LIFE & ANNUITY CO
filed 2004-05-11
CIK 945094

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Registrant meets the conditions set forth in General Instruction H (1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004
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

Yes ☐        No ☒

        As of April 30, 2004, the registrant had 5,000 common shares, $500 par value, outstanding, all of which are held by Allstate Life Insurance Company.

GLENBROOK LIFE AND ANNUITY COMPANY
INDEX TO QUARTERLY REPORT ON FORM 10-Q
March 31, 2004

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GLENBROOK LIFE AND ANNUITY COMPANY
CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
(in thousands)	2004	2003
	(Unaudited)
Revenues
Net investment income	$2,475	$2,539
Realized capital gains and losses	(8)	(177)

Income from operations before income tax expense	2,467	2,362
Income tax expense	862	825

Net income	$1,605	$1,537

See notes to condensed financial statements.

GLENBROOK LIFE AND ANNUITY COMPANY
CONDENSED STATEMENTS OF FINANCIAL POSITION

(in thousands, except par value data)	March 31, 2004	December 31, 2003
	(Unaudited)
Assets
Investments
Fixed income securities, at fair value (amortized cost $165,387 and $162,771)	$179,896	$174,301
Short-term	2,990	3,230

Total investments	182,886	177,531
Cash	1,672	3,895
Reinsurance recoverable from Allstate Life Insurance Company, net	7,791,492	7,418,603
Other assets	3,665	3,559
Current income taxes receivable	—	689
Receivable from affiliates, net	7,744	—
Separate Accounts	1,212,834	1,228,327

Total assets	$9,200,293	$8,832,604

Liabilities
Contractholder funds	$7,770,783	$7,409,386
Reserve for life-contingent contract benefits	20,709	9,217
Current income taxes payable	161	—
Deferred income taxes	4,995	3,940
Other liabilities and accrued expenses	9,432	2,226
Payable to affiliates, net	—	1,671
Separate Accounts	1,212,834	1,228,327

Total liabilities	9,018,914	8,654,767

Commitments and Contingent Liabilities (Note 3)
Shareholder's equity
Common stock, $500 par value, 10 thousand shares authorized, 5 thousand shares issued and outstanding	2,500	2,500
Additional capital paid-in	119,241	119,241
Retained income	50,207	48,602
Accumulated other comprehensive income:
Unrealized net capital gains and losses	9,431	7,494

Total accumulated other comprehensive income	9,431	7,494

Total shareholder's equity	181,379	177,837

Total liabilities and shareholder's equity	$9,200,293	$8,832,604

See notes to condensed financial statements.

GLENBROOK LIFE AND ANNUITY COMPANY
CONDENSED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
(in thousands)	2004	2003
	(Unaudited)
Cash flows from operating activities
Net income	$1,605	$1,537
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and other non-cash items	71	7
Realized capital gains and losses	8	177
Changes in:
Income taxes payable	863	825
Receivable/payable to affiliates, net	(9,415)	5,751
Other operating assets and liabilities	7,100	(5,014)

Net cash provided by operating activities	232	3,283

Cash flows from investing activities
Fixed income securities
Proceeds from sales	2,060	5,422
Investment collections	1,468	4,480
Investment purchases	(6,223)	(13,473)
Change in short-term investments	240	1,282

Net cash used in investing activities	(2,455)	(2,289)

Net (decrease) increase in cash	(2,223)	994
Cash at beginning of period	3,895	1,235

Cash at end of period	$1,672	$2,229

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

        The condensed financial statements and notes as of March 31, 2004, and for the three-month periods ended March 31, 2004 and 2003, are unaudited. The condensed financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. These condensed financial statements and notes should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

Adopted accounting standard

Statement of Position 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts" ("SOP 03-1")

        On January 1, 2004, the Company adopted SOP 03-1. The major provisions of the SOP affecting the Company require:

  •
  Establishment of reserves primarily related to death benefit and income benefit guarantees provided under variable annuity contracts and ceded to ALIC;

  •
  Deferral of sales inducements that meet certain criteria, and amortization using the same method used for deferred policy acquisition costs ("DAC"), all of which are ceded to ALIC.

  Effects of adoption

        The cumulative effect of the change in accounting principle from implementing SOP 03-1 was a loss of $8.7 million, after-tax ($13.4 million, pre-tax) that was ceded to ALIC under the terms of the reinsurance agreement. It was comprised of increases in contractholder funds of $1.9 million pre-tax and reserves for life-contingent contract benefits of $11.5 million, pre-tax.

  Liabilities for contract guarantees

        The Company offers various guarantees to variable contractholders including a return of no less than (a) total deposits made on the contract less any customer withdrawals, (b) total deposits made on the contract less any customer withdrawals plus a minimum return or (c) the highest contract value on a specified anniversary date minus any customer withdrawals following the contract anniversary. These guarantees include benefits that are payable in the event of death or upon annuitization.

        The table below presents information regarding the Company's variable contracts with guarantees. The Company's variable annuity contracts may offer more than one type of guarantee in each contract; therefore, the sum of amounts listed exceeds the total account balances of variable annuity contracts' separate accounts with guarantees.

($ in millions)	March 31, 2004
In the event of death
Account value	$1,145
Net amount at risk(1)	$502
Average attained age of contractholders	65 years
At annuitization
Account value	$185
Net amount at risk(2)	$6
Weighted average waiting period until annuitization options available	6 years

(1)
Defined as the current guaranteed minimum death benefit in excess of the current account balance at the balance sheet date.

(2)
Defined as the present value of the minimum guaranteed annuity payments determined in accordance with the terms of the contract in excess of the current account balance.

        Account balances of variable contracts' separate accounts with guarantees were invested as follows:

(in millions)	March 31, 2004
Equity securities (including mutual funds)	$1,124
Cash and cash equivalents	21

Total variable contracts' separate account assets with guarantees	$1,145

Pending accounting standard

Emerging Issues Task Force Topic No. 03-01, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" ("EITF No. 03-01")

        In March 2004, the Emerging Issues Task Force ("EITF") reached a final consensus on EITF No. 03-01, which is effective for reporting periods beginning after June 15, 2004. EITF No. 03-01 requires that when the fair value of an investment security is less than its carrying value an impairment exists for which a determination must be made as to whether the impairment is other-than-temporary. An impairment loss should be recognized equal to the difference between the investment's carrying value and its fair value when an impairment is other-than-temporary. The EITF No. 03-01 impairment model applies to all investment securities accounted for under Statement of Financial Accounting Standard ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities" and to investment securities accounted for under the cost method to the extent an impairment indicator exists or the reporting entity has estimated the fair value of the investment security in connection with SFAS No. 107, "Disclosures about Fair Value of Financial Instruments". The disclosures required for investment securities accounted for under the cost method are effective for annual periods for fiscal years ending after June 15, 2004. The adoption of EITF No. 03-01 is not expected to result in a material change in the Company's Condensed Statements of Operations or Financial Position.

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

        The following table summarizes amounts ceded to ALIC under reinsurance agreements:

	Three months ended March 31,
(in thousands)	2004	2003
Contract charges	$7,401	$6,857
Interest credited to contractholder funds, contract benefits and certain expenses	121,668	126,439

3.     Guarantees and Contingent Liabilities

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

        In addition, the Company indemnifies its directors, officers and other individuals to the extent provided in its charter and by-laws. Since these indemnifications are generally not subject to limitation with respect to duration or amount, the Company does not believe that it is possible to determine the maximum potential amount due under these indemnifications.

        The aggregate liability balance related to all guarantees was not material as of March 31, 2004.

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

4.     Other Comprehensive Income

        The components of other comprehensive income on a pretax and after-tax basis are as follows:

	Three months ended March 31,
	2004			2003
(in thousands)	Pretax	Tax	After- tax	Pretax	Tax	After- tax
Unrealized capital gains and losses
Unrealized holding gains (losses) arising during the period	$2,971	$(1,039)	$1,932	$114	$(40)	$74
Less: reclassification adjustments	(8)	3	(5)	(177)	62	(115)

Unrealized net capital gains (losses)	2,979	(1,042)	1,937	291	(102)	189

Other comprehensive income (loss)	$2,979	$(1,042)	1,937	$291	$(102)	189

Net income			1,605			1,537

Comprehensive income (loss)			$3,542			$1,726

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2004 AND 2003

OVERVIEW

        The following discussion highlights significant factors influencing financial position and results of operations of Glenbrook Life and Annuity Company (referred to in this document as "we", "our", "us" or the "Company"). It should be read in conjunction with the condensed financial statements and notes thereto found under Part I. Item 1. contained herein, and with the discussion, analysis, financial statements and notes thereto in Part I. Item 1. and Part II. Item 7. and Item 8. of the Glenbrook Life and Annuity Company Annual Report on Form 10-K for 2003. We operate as a single segment entity, based on the manner in which financial information is used internally to evaluate performance and determine the allocation of resources.

RESULTS OF OPERATIONS

	Three months ended March 31,
(in thousands)	2004	2003
Net investment income	$2,475	$2,539
Realized capital gains and losses	(8)	(177)
Income tax expense	862	825

Net income	$1,605	$1,537

        We have reinsurance agreements whereby all contract charges, interest credited to contracholder funds, contract benefits and certain expenses are ceded to Allstate Life Insurance Company ("ALIC") and reflected net of such reinsurance in the Condensed Statements of Operations. Our results of operations include net investment income and realized capital gains and losses on our investments that are not transferred under the reinsurance agreements.

        Net income increased $68 thousand to $1.6 million in the first quarter of 2004 from $1.5 million in the same period last year due to lower realized capital losses partially offset by a decrease in net investment income and higher income tax expense.

        Net investment income decreased 2.5% in the first quarter of 2004 compared to the same period in 2003, primarily due to lower portfolio yields partially offset by higher portfolio balances. Lower portfolio yields were due to purchases of fixed income securities with yields lower than the current portfolio average. Higher portfolio balances resulted from the investment of cash flows from operating activities. Investment balances as of March 31, 2004, excluding unrealized net capital gains on fixed income securities, increased 2.9% from March 31, 2003.

        Pre-tax realized capital gains and losses were $(8) thousand in the first quarter of 2004 compared to $(177) thousand in the same period in 2003. Realized capital gains and losses resulted from sales of fixed income securities.

FINANCIAL POSITION

(in thousands)	March 31, 2004
Fixed income securities(1)	$179,896
Short-term	2,990

Total investments	$182,886

Cash	$1,672
Reinsurance recoverable from ALIC, net	7,791,492
Contractholder funds	7,770,783
Reserve for life-contingent contract benefits	20,709
Separate Accounts assets and liabilities	1,212,834

(1)
Fixed income securities are carried at fair value. Amortized cost basis for these securities was $165.4 million.

        Total investments increased to $182.9 million at March 31, 2004 from $177.5 million at December 31, 2003 due to reinvestment of cash balances and increased unrealized gains on fixed income securities.

        At March 31, 2004, 99.6% of the fixed income securities portfolio was rated investment grade, which is defined as a security having a rating from the National Association of Insurance Commissioners ("NAIC") of 1 or 2, a Moody's equivalent rating of Aaa, Aa, A or Baa, an S&P equivalent rating of AAA, AA, A or BBB, or a comparable internal rating when an external rating is not available.

        The unrealized net capital gains on fixed income securities at March 31, 2004 were $14.5 million, an increase of $3.0 million or 25.8% since December 31, 2003. The net unrealized gain was comprised of $14.7 million of unrealized gains and $0.2 million of unrealized losses at March 31, 2004. This is compared to a net unrealized gain for the fixed income portfolio totaling $11.5 million at December 31, 2003, comprised of $12.2 million of unrealized gains and $0.7 million of unrealized losses. Of the gross unrealized losses in the fixed income portfolio, 59.1% were concentrated in the mortgage-backed fixed income portfolio. These gross unrealized losses were primarily interest rate related. While we expect eventual recovery of these securities and the related sectors, we included every security in our portfolio monitoring process.

        Our portfolio monitoring process identifies and evaluates fixed income securities whose carrying value may be other than temporarily impaired. The process includes a quarterly review of all securities using a screening process to identify those securities whose fair value compared to amortized cost for fixed income securities is below established thresholds for certain time periods, or which are identified through other monitoring criteria such as ratings downgrades or payment defaults.

        We also monitor the quality of our fixed income portfolio by categorizing certain investments as "problem", "restructured" or "potential problem." Problem fixed income securities are securities in default with respect to principal or interest and/or securities issued by companies that have gone into bankruptcy subsequent to our acquisition of the security. Restructured fixed income securities have rates and terms that are not consistent with market rates or terms prevailing at the time of the restructuring. Potential problem fixed income securities are current with respect to contractual principal and/or interest, but because of other facts and circumstances, we have serious concerns regarding the borrower's ability to pay future principal and interest, which causes us to believe these securities may be classified as problem or restructured in the future.

        As of March 31, 2004 and December 31, 2003, we had no securities categorized as "problem", "restructured" or "potential problem".

        While we may classify securities as "problem", "restructured" or "potential problem" in the future, particularly if economic conditions are unfavorable, we expect that the total amount of securities in these categories would be low relative to the total fixed income securities portfolio.

        Net Realized Capital Gains and Losses The following table presents the components of realized capital gains and losses and the related tax effect.

	Three Months Ended March 31,
(in thousands)	2004	2003
Sales	$(8)	$(177)

Realized capital gains and losses, pretax	(8)	(177)
Income tax benefit	3	62

Realized capital gains and losses, after-tax	$(5)	$(115)

        We may sell securities during the period in which fair value has declined below amortized cost. Recognizing in certain situations new factors such as negative developments, subsequent credit deterioration, relative value opportunities, market liquidity concerns and portfolio reallocations, we can subsequently change our previous intent to continue holding a security. Sales in the above table also include dispositions such as call and prepayment transactions.

Reinsurance recoverable from ALIC, Contractholder funds and Reserve for life-contingent contract benefits

        Contractholder funds increased to $7.8 billion at March 31, 2004 from $7.4 billion at December 31, 2003 as a result of deposits from fixed annuities and interest credited to contractholder funds partially offset by surrenders and withdrawals and benefit payments. The reserve for life-contingent contract benefits increased $11.5 million to $20.7 million at March 31, 2004 largely due to the recognition of reserves for guaranteed minimum death benefits in conjunction with adopting the provisions of Statement of Position 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts". Reinsurance recoverable from ALIC increased correspondingly by $372.9 million because all contractholder obligations are reinsured to ALIC.

CAPITAL RESOURCES AND LIQUIDITY

        Capital Resources consist of shareholder's equity. The following table summarizes our capital resources:

(in thousands)	March 31, 2004	December 31, 2003
Common stock, additional capital paid-in and retained income	$171,948	$170,343
Accumulated other comprehensive income	9,431	7,494

Total shareholder's equity	$181,379	$177,837

        Shareholder's equity increased in the first quarter of 2004 when compared to December 31, 2003, due to net income and an increase in unrealized net capital gains and losses.

        Financial Ratings and Strength We share the insurance financial strength ratings of our parent, ALIC, because business is reinsured to ALIC. There have been no changes in ALIC's insurance financial strength ratings since December 31, 2003. However, in February 2004, A.M. Best revised the outlook to stable from positive for the insurance financial strength ratings of ALIC and certain rated subsidiaries and affiliates, including the Company.

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

        These forward-looking statements do not relate strictly to historical or current facts and may be identified by their use of words like "plans," "seeks," "expects," "will," "should," "anticipates," "estimates," "intends," "believes," "likely," "targets" and other words with similar meanings. These statements may address, among other things, our strategy for growth, product development, regulatory approvals, market position, expenses, financial results, litigation and reserves. We believe that these statements are based on reasonable estimates, assumptions and plans. However, if the estimates, assumptions or plans underlying the forward-looking statements prove inaccurate or if other risks or uncertainties arise, actual results could differ materially from those communicated in these forward-looking statements. Factors which could cause actual results to differ materially from those suggested by such forward-looking statements are incorporated in this Part I, Item 2 by reference to the information set forth in our Annual Report on Form 10-K, Part II, Item 7, under the caption "Forward-Looking Statements and Risk Factors."

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

        During the fiscal quarter ended March 31, 2004, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

        Information required for this Part II, Item 1, is incorporated by reference to the discussion under the heading "Regulation" and under the heading "Legal proceedings" in Note 3 of the Company's Condensed Financial Statements in Part I, Item 1, of this Form 10-Q.

Item 6.    Exhibits and Reports on Form 8-K

  (a)
  Exhibits

    An Exhibit Index has been filed as part of this report on page E-1.

  (b)
  Reports on Form 8-K

    None.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Glenbrook Life and Annuity Company (Registrant)
May 6, 2004	By	/s/ SAMUEL H. PILCH Samuel H. Pilch Controller (chief accounting officer and duly authorized officer of the registrant)

Exhibit No.	Description
31.1	Rule 15d-14(a) Certification of Principal Executive Officer
31.2	Rule 15d-14(a) Certification of Principal Financial Officer
32	Section 1350 Certifications

E-1