Form 10-Q
period 2004-06-30
GLENBROOK LIFE & ANNUITY CO
filed 2004-08-10
CIK 945094

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Registrant meets the conditions set forth in General Instruction H (1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004
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

Yes ☐        No ☒

        As of July 31, 2004, the registrant had 5,000 common shares, $500 par value, outstanding, all of which are held by Allstate Life Insurance Company.

GLENBROOK LIFE AND ANNUITY COMPANY
INDEX TO QUARTERLY REPORT ON FORM 10-Q
June 30, 2004

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GLENBROOK LIFE AND ANNUITY COMPANY
CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2004	2003	2004	2003
	(unaudited)		(unaudited)
Revenues
Net investment income	$2,485	$2,575	$4,960	$5,114
Realized capital gains and losses	—	396	(8)	219

Income from operations before income tax expense	2,485	2,971	4,952	5,333
Income tax expense	868	1,038	1,730	1,863

Net income	$1,617	$1,933	$3,222	$3,470

See notes to condensed financial statements.

GLENBROOK LIFE AND ANNUITY COMPANY
CONDENSED STATEMENTS OF FINANCIAL POSITION

(in thousands, except par value data)	June 30, 2004	December 31, 2003
	(unaudited)
Assets
Investments
Fixed income securities, at fair value (amortized cost $168,844 and $162,771)	$175,303	$174,301
Short-term	359	3,230

Total investments	175,662	177,531
Cash	1,472	3,895
Reinsurance recoverable from Allstate Life Insurance Company, net	8,183,334	7,418,603
Other assets	3,646	3,559
Current income taxes receivable	659	689
Receivable from affiliates, net	19,216	—
Separate Accounts	1,176,588	1,228,327

Total assets	$9,560,577	$8,832,604

Liabilities
Contractholder funds	$8,163,428	$7,409,386
Reserve for life-contingent contract benefits	19,906	9,217
Deferred income taxes	2,165	3,940
Other liabilities and accrued expenses	20,727	2,226
Payable to affiliates, net	—	1,671
Separate Accounts	1,176,588	1,228,327

Total liabilities	9,382,814	8,654,767

Commitments and Contingent Liabilities (Note 3)
Shareholder's equity
Common stock, $500 par value, 10 thousand shares authorized, 5 thousand shares issued and outstanding	2,500	2,500
Additional capital paid-in	119,241	119,241
Retained income	51,824	48,602
Accumulated other comprehensive income:
Unrealized net capital gains and losses	4,198	7,494

Total accumulated other comprehensive income	4,198	7,494

Total shareholder's equity	177,763	177,837

Total liabilities and shareholder's equity	$9,560,577	$8,832,604

See notes to condensed financial statements.

GLENBROOK LIFE AND ANNUITY COMPANY
CONDENSED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
(in thousands)	2004	2003
	(unaudited)
Cash flows from operating activities
Net income	$3,222	$3,470
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and other non-cash items	138	25
Realized capital gains and losses	8	(219)
Changes in:
Income taxes payable	30	232
Receivable/payable to affiliates, net	(20,887)	18,409
Other operating assets and liabilities	18,414	(5,464)

Net cash provided by operating activities	925	16,453

Cash flows from investing activities
Fixed income securities
Proceeds from sales	2,060	18,649
Investment collections	8,813	9,154
Investment purchases	(17,092)	(30,016)
Change in short-term investments	2,871	2,762

Net cash (used in) provided by investing activities	(3,348)	549

Net (decrease) increase in cash	(2,423)	17,002
Cash at beginning of period	3,895	1,235

Cash at end of period	$1,472	$18,237

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

        The condensed financial statements and notes as of June 30, 2004, and for the three-month and six-month periods ended June 30, 2004 and 2003, are unaudited. The condensed financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. These condensed financial statements and notes should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

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

  Liabilities for contract guarantees

        The Company offers various guarantees to variable contractholders including a return of no less than (a) total deposits made on the contract less any customer withdrawals, (b) total deposits made on the contract less any customer withdrawals plus a minimum return or (c) the highest contract value on a specified anniversary date minus any customer withdrawals following the contract anniversary. These guarantees include benefits that are payable in the event of death (death benefits) or upon annuitization (income benefits). These benefits are ceded to ALIC under the terms of the reinsurance agreement.

        The table below presents information regarding the Company's variable contracts with guarantees. The Company's variable annuity contracts may offer more than one type of guarantee in each contract; therefore, the sum of amounts listed exceeds the total account balances of variable annuity contracts' separate accounts with guarantees.

($ in millions)	June 30, 2004
In the event of death
Account value	$1,109
Net amount at risk(1)	$489
Average attained age of contractholders	67 years
At annuitization
Account value	$182
Net amount at risk(2)	$13
Weighted average waiting period until annuitization options available	6 years
(1)
Defined as the current guaranteed minimum death benefit in excess of the current account balance at the balance sheet date.

(2)
Defined as the present value of the minimum guaranteed annuity payments determined in accordance with the terms of the contract in excess of the current account balance.

        Account balances of variable contracts' separate accounts with guarantees were invested as follows:

(in millions)	June 30, 2004
Equity securities (including mutual funds)	$1,089
Cash and cash equivalents	20

Total variable contracts' separate account assets with guarantees	$1,109

Pending accounting standard

Emerging Issues Task Force Topic No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to
    Certain Investments" ("EITF No. 03-1")

        In March 2004, the Emerging Issues Task Force ("EITF") reached a final consensus on EITF No. 03-1, which is effective for fiscal periods beginning after June 15, 2004. EITF No. 03-1 requires that when the fair value of an investment security is less than its carrying value an impairment exists for which a determination must be made as to whether the impairment is other-than-temporary. An impairment loss should be recognized equal to the difference between the investment's carrying value and its fair value when an impairment is other-than-temporary. Subsequent to an other-than temporary impairment loss, a debt security should be accounted for in accordance with Statement of Position No. 03-3, "Accounting for Loans and Certain Debt Securities Acquired in a Transfer", which allows the accretion of the discount between the carrying value and expected value of a security if the amount and timing of the recognition of that difference in cash is reasonably estimable. EITF 03-1 also indicates that although not presumptive a pattern of selling investments prior to the forecasted recovery may call into question an investor's intent to hold the security until it recovers in value.

        The EITF 03-1 impairment model applies to all investment securities accounted for under Statement of Financial Accounting Standard ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities" and to investment securities accounted for under the cost method to the extent an impairment indicator exists or the reporting entity has estimated the fair value of the investment security in connection with SFAS No. 107, "Disclosures about Fair Value of Financial Instruments".

        The final consensus on EITF 03-1 included additional disclosure requirements incremental to those adopted by the Company effective December 31, 2003 that are effective for fiscal years ending after June 15, 2004.

        The Company is currently evaluating the impact of EITF 03-1 on its process for determining other-than-temporary impairment for the affected securities. More specifically, the Company is analyzing whether subsequent to adoption its portfolio management practices for certain securities classified as available-for-sale pursuant to SFAS No. 115 could be interpreted as a pattern of selling thereby affecting its designated intent to hold such investments for the period necessary to allow for the forecasted recovery of fair value pursuant to the requirements of EITF 03-1. As a result of this analysis, the Company may potentially reclassify to realized capital gains and losses the unrealized net capital gains and losses associated with certain securities classified as available-for-sale.

        Adoption of this standard may:

•
Accelerate the timing of recognition of certain impairment losses or otherwise result in impairment losses being recognized when they previously may not have been;

•
Result in the designation of certain investment securities as trading;

•
Increase the volatility of net income due to:

•
The potential recognition of unrealized losses in situations where the Company anticipates a full recovery of certain unrealized losses but does not desire to elect a permanent intent to hold the affected securities, regardless of internal and external facts and circumstances, until such time as they fully recover or mature; and

•
Changes in the timing of the recognition of the difference between carrying value and expected settlement value of those debt securities for which an other-than-temporary impairment is taken.

        Adoption of this standard is not expected to have a material impact on shareholder's equity since fluctuations in fair value are already recorded in accumulated other comprehensive income.

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

        The following table summarizes amounts ceded to ALIC under reinsurance agreements:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2004	2003	2004	2003
Contract charges	$7,482	$6,971	$14,883	$13,828
Interest credited to contractholder funds, contract benefits and certain expenses	105,908	94,074	227,576	220,513

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

        The aggregate liability balance related to all guarantees was not material as of June 30, 2004.

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

        Regulatory bodies have contacted the parent of the Company and have requested information relating to variable insurance products, including such areas as market timing and late trading and sales practices. The Company believes that these inquiries are similar to those made to many financial services companies as part of an industry-wide investigation by various regulatory agencies into the practices, policies and procedures relating to variable insurance products sales and subaccount trading practices. The Company's parent has and will continue to respond to these information requests and investigations. The Company at the present time is not aware of any systemic problems with respect to such matters that may have a material adverse effect on the Company's financial position.

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

4.    Other Comprehensive Income

        The components of other comprehensive income on a pretax and after-tax basis are as follows:

	Three Months Ended June 30,
	2004			2003
(in thousands)	Pretax	Tax	After-tax	Pretax	Tax	After-tax
Unrealized capital gains and losses
Unrealized holding gains (losses) arising during the period	$(8,050)	$2,817	$(5,233)	$2,715	$(951)	$1,764
Less: reclassification adjustments	—	—	—	396	(139)	257

Unrealized net capital gains (losses)	(8,050)	2,817	(5,233)	2,319	(812)	1,507

Other comprehensive income (loss)	$(8,050)	$2,817	(5,233)	$2,319	$(812)	1,507

Net income			1,617			1,933

Comprehensive income (loss)			$(3,616)			$3,440

	Six Months Ended June 30,
	2004			2003
(in thousands)	Pretax	Tax	After-Tax	Pretax	Tax	After-Tax
Unrealized capital gains and losses
Unrealized holding gains (losses) arising during the period	$(5,079)	$1,778	$(3,301)	$2,814	$(984)	$1,830
Less: reclassification adjustments	(8)	3	(5)	204	(71)	133

Unrealized net capital gains (losses)	(5,071)	1,775	(3,296)	2,610	(913)	1,697

Other comprehensive income (loss)	$(5,071)	$1,775	(3,296)	$2,610	$(913)	1,697

Net income			3,222			3,470

Comprehensive income (loss)			$(74)			$5,167

5.    Merger with Allstate Life Insurance Company

        In August 2004, the boards of directors of the Company and ALIC approved the merger of the Company, a consolidated subsidiary of ALIC, into ALIC, expected to be effective January 1, 2005. All contract charges, interest credited to contractholder funds, contract benefits and certain expenses of the Company are currently ceded to ALIC under existing reinsurance agreements between ALIC and the Company. ALIC will be the surviving legal entity and the Company will cease to exist as an independent entity. In conjunction with the merger, Glenbrook Life and Annuity Company Separate Account A and Glenbrook Life Multi-manager Variable Account will merge with Allstate Financial Advisors Separate Account I. Glenbrook Life Variable Life Separate Account A will merge with Allstate Life Variable Life Separate Account A. The Company and ALIC expect to receive all required regulatory approvals.

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2004 AND 2003

OVERVIEW

        The following discussion highlights significant factors influencing the financial position and results of operations of Glenbrook Life and Annuity Company (referred to in this document as "we", "our", "us" or the "Company"). It should be read in conjunction with the condensed financial statements and notes thereto found under Part I. Item 1. contained herein, and with the discussion, analysis, financial statements and notes thereto in Part I. Item 1. and Part II. Item 7. and Item 8. of the Glenbrook Life and Annuity Company Annual Report on Form 10-K for 2003. We operate as a single segment entity, consistent with the way in which we use financial information to evaluate performance and to determine the allocation of resources.

RESULTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2004	2003	2004	2003
Net investment income	$2,485	$2,575	$4,960	$5,114
Realized capital gains and losses	—	396	(8)	219
Income tax expense	(868)	(1,038)	(1,730)	(1,863)

Net income	$1,617	$1,933	$3,222	$3,470

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

        Net income decreased $316 thousand to $1.6 million in the second quarter of 2004 from $1.9 million in the same period last year as lower realized capital gains and net investment income were partially offset by related income tax savings. Net income decreased $248 thousand to $3.2 million for the first six months of 2004 from $3.5 million for the same period last year as capital losses were realized in 2004 compared to capital gains in 2003 in addition to lower net investment income. These declines were partially offset by related income tax savings.

        Net investment income decreased 3.5% in the second quarter and 3.0% in the first six months of 2004 compared to the same periods in 2003. The decreases in both periods were primarily due to lower portfolio yields partially offset by higher amortized cost balances in the portfolio resulting from the investment of cash flows from operating activities. Total investments as of June 30, 2004 decreased 1.7% from June 30, 2003 due to a decline in unrealized capital gains on fixed income securities.

        There were no pre-tax realized capital gains and losses in the second quarter and $(8) thousand in the first six months of 2004 compared to $396 thousand and $219 thousand in the same periods in 2003. Realized capital gains and losses resulted from dispositions of fixed income securities.

FINANCIAL POSITION

(in thousands)	June 30, 2004
Fixed income securities(1)	$175,303
Short-term	359

Total investments	$175,662

Cash	$1,472
Reinsurance recoverable from ALIC, net	8,183,334
Contractholder funds	8,163,428
Reserve for life-contingent contract benefits	19,906
Separate Accounts assets and liabilities	1,176,588
(1)
Fixed income securities are carried at fair value. Amortized cost basis for these securities was $168.8 million.

        Total investments decreased to $175.7 million at June 30, 2004 from $177.5 million at December 31, 2003 due to decreased unrealized gains on fixed income securities partially offset by cash flows from operating activities.

        At June 30, 2004, 99.6% of the fixed income securities portfolio was rated investment grade, which is defined as a security having a rating from the National Association of Insurance Commissioners ("NAIC") of 1 or 2, a Moody's equivalent rating of Aaa, Aa, A or Baa; an S&P equivalent rating of AAA, AA, A or BBB; or a comparable internal rating when an external rating is not available.

        The unrealized net capital gains on fixed income securities at June 30, 2004 were $6.5 million, a decrease of $5 million or 44.0% since December 31, 2003. The net unrealized gain was comprised of $8.6 million of unrealized gains and $2.1 million of unrealized losses at June 30, 2004. This is compared to a net unrealized gain for the fixed income portfolio totaling $11.5 million at December 31, 2003, comprised of $12.2 million of unrealized gains and $0.7 million of unrealized losses. The gross unrealized losses were concentrated in the mortgage-backed and, U.S.Government and agencies fixed income portfolios. All of the gross unrealized losses were related to investment grade securities and were primarily interest rate related. Every security was included in our portfolio monitoring process.

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

        As of June 30, 2004 and December 31, 2003, we had no securities categorized as "problem", "restructured" or "potential problem".

        While we may classify securities as "problem", "restructured" or "potential problem" in the future, particularly if economic conditions are unfavorable, we expect that the total amount of securities in these categories would be low relative to the total fixed income securities portfolio.

        Net Realized Capital Gains and Losses    The following table presents the components of realized capital gains and losses and the related tax effect.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2004	2003	2004	2003
Dispositions	$—	$396	$(8)	$219

Realized capital gains and losses, pretax	—	396	(8)	219
Income tax (expense) benefit	—	(139)	3	(77)

Realized capital gains and losses, after-tax	$—	$257	$(5)	$142

        Dispositions in the above table include sales and other transactions such as calls and prepayments. We may sell securities during the period in which fair value has declined below amortized cost. Recognizing in certain situations new factors such as negative developments, subsequent credit deterioration, relative value opportunities, market liquidity concerns and portfolio reallocations, we can subsequently change our previous intent to continue holding a security.

Reinsurance recoverable from ALIC, Contractholder funds and Reserve for life-contingent contract benefits

        Contractholder funds increased to $8.2 billion at June 30, 2004 from $7.4 billion at December 31, 2003 as a result of deposits from fixed annuities and interest credited to contractholder funds partially offset by surrenders and withdrawals and benefit payments. The reserve for life-contingent contract benefits increased $10.7 million to $19.9 million at June 30, 2004 largely due to the recognition of reserves for guaranteed minimum death benefits in conjunction with adopting the provisions of Statement of Position 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts". Reinsurance recoverable from ALIC increased correspondingly by $764.7 million because all contractholder obligations and the net reserve for life-contingent contract benefits are reinsured to ALIC.

CAPITAL RESOURCES AND LIQUIDITY

        Capital Resources consist of shareholder's equity. The following table summarizes our capital resources:

(in thousands)	June 30, 2004	December 31, 2003
Common stock, additional capital paid-in and retained income	$173,565	$170,343
Accumulated other comprehensive income	4,198	7,494

Total shareholder's equity	$177,763	$177,837

        Shareholder's equity decreased in the first six months of 2004 when compared to December 31, 2003, as decreases in unrealized net capital gains on investments were partially offset by net income.

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

RECENT DEVELOPMENTS

        In August 2004, the boards of directors of the Company and ALIC approved the merger of the Company, a consolidated subsidiary of ALIC, into ALIC, expected to be effective January 1, 2005. All contract charges, interest credited to contractholder funds, contract benefits and certain expenses of the Company are currently ceded to ALIC under existing reinsurance agreements between ALIC and the Company. ALIC will be the surviving legal entity and the Company will cease to exist as an independent entity. In conjunction with the merger, Glenbrook Life and Annuity Company Separate Account A and Glenbrook Life Multi-manager Variable Account will merge with Allstate Financial Advisors Separate Account I. Glenbrook Life Variable Life Separate Account A will merge with Allstate Life Variable Life Separate Account A. The Company and ALIC expect to receive all required regulatory approvals.

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

        During the fiscal quarter ended June 30, 2004, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

        Information required for this Part II, Item 1 is incorporated by reference to the discussion under the heading "Regulation" and under the heading "Legal proceedings" in Note 3 of the Company's Condensed Financial Statements in Part I, Item 1, of this Form 10-Q.

Item 6.    Exhibits and Reports on Form 8-K

  (a)
  Exhibits

    An Exhibit Index has been filed as part of this report on page E-1.

  (b)
  Reports on Form 8-K

    None.

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Glenbrook Life and Annuity Company (Registrant)
August 10, 2004	By	/s/ SAMUEL H. PILCH
Samuel H. Pilch Group Vice President and Controller (chief accounting officer and duly authorized officer of the Registrant)

Exhibit No.	Description
10.1	Amended and Restated Service and Expense Agreement among Allstate Insurance Company. The Allstate Corporation and Certain Affiliates, effective January 1, 2004. (As of August 9, 2004, some regulatory approvals and board approval are pending.) Incorporated herein by reference to Exhibit 10.1 to Allstate Life Insurance Company's Form 10-Q for the quarter ended June 30, 2004.
10.2
Agreement and Plan of Merger between Glenbrook Life and Annuity Company and Allstate Life Insurance Company, dated August 9, 2004, effective January 1, 2005. (As of August 9, 2004, some regulatory approvals are pending.)
31.1	Rule 15d-14(a) Certification of Principal Executive Officer
31.2	Rule 15d-14(a) Certification of Principal Financial Officer
32	Section 1350 Certifications

E-1