Form 10-Q
period 2004-09-30
GLENBROOK LIFE & ANNUITY CO
filed 2004-11-10
CIK 945094

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Registrant meets the conditions set forth in General Instruction H (1)(a) and (b) of Form 10-Q and is therefore filing this Form with the reduced disclosure format.

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF
THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

Registrant’s telephone number, including area code: 847/402-5000

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

Yes ☐            No ☒

As of October 31, 2004, the registrant had 5,000 common shares, $500 par value, outstanding, all of which are held by Allstate Life Insurance Company.

GLENBROOK LIFE AND ANNUITY COMPANY

INDEX TO QUARTERLY REPORT ON FORM 10-Q

September 30, 2004

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

GLENBROOK LIFE AND ANNUITY COMPANY

CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2004	2003	2004	2003
	(Unaudited)		(Unaudited)
Revenues
Net investment income	$2,487	$2,545	$7,447	$7,659
Realized capital gains and losses	—	(132)	(8)	87

Income from operations before income tax expense	2,487	2,413	7,439	7,746

Income tax expense	869	843	2,599	2,706

Net income	$1,618	$1,570	$4,840	$5,040

See notes to condensed financial statements.

GLENBROOK LIFE AND ANNUITY COMPANY

CONDENSED STATEMENTS OF FINANCIAL POSITION

(in thousands, except par value data)	September 30, 2004	December 31, 2003
	(Unaudited)

Assets
Investments
Fixed income securities, at fair value (amortized cost $168,829 and $162,771)	$179,143	$174,301
Short-term	2,190	3,230

Total investments	181,333	177,531

Cash	2,364	3,895
Reinsurance recoverable from Allstate Life Insurance Company, net	8,717,164	7,418,603
Other assets	3,833	3,559
Current income taxes receivable	529	689
Receivable from affiliates, net	28,788	—
Separate Accounts	1,111,105	1,228,327

Total assets	$10,045,116	$8,832,604

Liabilities
Contractholder funds	$8,694,675	$7,409,386
Reserve for life-contingent contract benefits	22,489	9,217
Deferred income taxes	3,796	3,940
Other liabilities and accrued expenses	31,164	2,226
Payable to affiliates, net	—	1,671
Separate Accounts	1,111,105	1,228,327

Total liabilities	9,863,229	8,654,767

Commitments and Contingent Liabilities (Note 3)

Shareholder’s equity
Common stock, $500 par value, 10 thousand shares authorized, 5 thousand shares issued and outstanding	2,500	2,500
Additional capital paid-in	119,241	119,241
Retained income	53,442	48,602
Accumulated other comprehensive income:
Unrealized net capital gains and losses	6,704	7,494

Total accumulated other comprehensive income	6,704	7,494

Total shareholder’s equity	181,887	177,837

Total liabilities and shareholder’s equity	$10,045,116	$8,832,604

See notes to condensed financial statements.

GLENBROOK LIFE AND ANNUITY COMPANY

CONDENSED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
(in thousands)	2004	2003
	(Unaudited)
Cash flows from operating activities
Net income	$4,840	$5,040
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and other non-cash items	210	51
Realized capital gains and losses	8	(87)
Changes in:
Income taxes payable	441	(54)
Receivable/payable to affiliates, net	(30,459)	19,027
Other operating assets and liabilities	28,664	451
Net cash provided by operating activities	3,704	24,428

Cash flows from investing activities
Fixed income securities
Proceeds from sales	2,060	23,355
Investment collections	10,803	13,127
Investment purchases	(19,138)	(39,213)
Change in short-term investments	1,040	2,075
Net cash used in investing activities	(5,235)	(656)

Net (decrease) increase in cash	(1,531)	23,772
Cash at beginning of period	3,895	1,235
Cash at end of period	$2,364	$25,007

See notes to condensed financial statements.

GLENBROOK LIFE AND ANNUITY COMPANY

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.  Basis of Presentation

The accompanying condensed financial statements include the accounts of Glenbrook Life and Annuity Company (the “Company”), a wholly owned subsidiary of Allstate Life Insurance Company (“ALIC”), which is wholly owned by Allstate Insurance Company (“AIC”), a wholly owned subsidiary of The Allstate Corporation (the “Corporation”).

The condensed financial statements and notes as of September 30, 2004, and for the three-month and nine-month periods ended September 30, 2004 and 2003, are unaudited.  The condensed financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods.  These condensed financial statements and notes should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.  The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

Adopted accounting standards

Statement of Position 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts” (“SOP 03-1”)

On January 1, 2004, the Company adopted SOP 03-1.  The major provisions of the SOP affecting the Company require:

•                  Establishment of reserves primarily related to death benefit and income benefit guarantees provided under variable annuity contracts and ceded to ALIC;

•                  Deferral of sales inducements that meet certain criteria, and amortization using the same method used for deferred policy acquisition costs (“DAC”), all of which are ceded to ALIC.

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

The table below presents information regarding the Company’s variable contracts with guarantees.  The Company’s variable annuity contracts may offer more than one type of guarantee in each contract; therefore, the sum of amounts listed exceeds the total account balances of variable annuity contracts’ separate accounts with guarantees.

($ in millions)	September 30, 2004
In the event of death
Account value	$1,046
Net amount at risk(1)	$509
Average attained age of contractholders	67 years
At annuitization
Account value	$174
Net amount at risk(2)	$15
Weighted average waiting period until annuitization options available	5 years

(1)          Defined as the current guaranteed minimum death benefit in excess of the current account balance at the balance sheet date.

(2)          Defined as the present value of the minimum guaranteed annuity payments determined in accordance with the terms of the contract in excess of the current account balance.

Account balances of variable contracts’ separate accounts with guarantees were invested as follows:

(in millions)	September 30, 2004
Equity securities (including mutual funds)	$1,020
Cash and cash equivalents	26
Total variable contracts’ separate account assets with guarantees	$1,046

Emerging Issues Task Force Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-1”) and Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) EITF 03-1-1, “Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP EITF 03-1-1”)

In March 2004, the Emerging Issues Task Force (“EITF”) reached a final consensus on EITF 03-1, which was to be effective for fiscal periods beginning after June 15, 2004.  EITF 03-1 requires that when the fair value of an investment security is less than its carrying value an impairment exists for which a determination must be made as to whether the impairment is temporary or other-than-temporary.  An impairment loss should be recognized equal to the difference between the investment’s carrying value and its fair value when an impairment is other-than-temporary. Subsequent to an other-than temporary impairment loss, a debt security should be accounted for in accordance with Statement of Position No. 03-3, “Accounting for Loans and Certain Debt Securities Acquired in a Transfer”, which allows the accretion of the discount between the carrying value and expected value of a security if the amount and timing of the receipt of expected cash flows is reasonably estimable.  EITF 03-1 also indicates that although not presumptive, a pattern of selling investments prior to the forecasted recovery may call into question an investor’s intent to hold the security until it recovers in value or otherwise matures.

The EITF 03-1 impairment model applies to all investment securities accounted for under Statement of Financial Accounting Standard (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and to investment securities accounted for under the cost method. The final consensus on EITF 03-1 included additional disclosure requirements incremental to those adopted by the Company effective December 31, 2003 that will be effective December 31, 2004.

In September 2004, the FASB issued FSP EITF Issue 03-1-1, which deferred the effective date of the impairment measurement and recognition provisions contained in paragraphs 10-20 of EITF 03-1 until proposed FSP EITF 03-1-a is issued. (See Pending accounting standard.)

Pending accounting standard

FSP EITF Issue 03-1-a, “Implementation Guidance for the Application of Paragraph 16 of EITF Issue No 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP EITF Issue 03-1-a”).

In September 2004, the FASB issued proposed FSP EITF 03-1-a, that addresses the application of paragraph 16 of EITF Issue 03-1 to debt securities that are impaired because of increases in interest rates, and/or credit sector spread.  Thereafter, in connection with its decision to defer the effective date of paragraphs 10—20 of EITF 03-1 through the issuance of FSP EITF Issue 03-1-1, the FASB requested from its constituents information about both the issues set forth in FSP EITF 03-1-a as well as the issues that arose during the FSP EITF 03-1-b, “Effective Date of Paragraph 16 of EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”, comment letter process.

Due to the uncertainty as to how all of the relevant outstanding issues will be resolved, the Company is unable to determine the impact of adopting paragraphs 10-20 of EITF 03-1 until final implementation guidance is issued.  Adoption of paragraphs 10-20 of EITF 03-1 may have a material impact on the Company’s Condensed Statements of Operation but is not expected to have a material impact on the Company’s Condensed Statements of Financial Position since fluctuations in fair value are already recorded in accumulated other comprehensive income.

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

Investment income earned on the assets which support contractholder funds and the reserve for life-contingent contract benefits are not included in the Company’s Condensed Statements of Operations as those assets are owned and managed by ALIC under terms of the reinsurance agreements.

The following table summarizes amounts ceded to ALIC under reinsurance agreements:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2004	2003	2004	2003

Contract charges	$12,304	$7,021	$27,187	$20,849
Interest credited to contractholder funds, contract benefits and certain expenses	119,671	98,259	347,247	318,772

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

The aggregate liability balance related to all guarantees was not material as of September 30, 2004.

Regulation

The Company is subject to changing social, economic and regulatory conditions.  Recent state and federal regulatory initiatives and proceedings have included efforts to remove barriers preventing banks from engaging in the securities and insurance businesses, change tax laws affecting the taxation of insurance companies and the tax treatment of insurance products or competing non-insurance products that may impact the relative desirability of various personal investment products and otherwise expand overall regulation of insurance products and the insurance industry. The ultimate changes and eventual effects of these initiatives on the Company’s business, if any, are uncertain.

Regulatory bodies have contacted the parent of the Company and have requested information relating to variable insurance products, including such areas as market timing and late trading and sales practices. The Company believes that these inquiries are similar to those made to many financial services companies as part of an industry-wide investigation by various regulatory agencies into the practices, policies and procedures relating to variable insurance products sales and subaccount trading practices. The Company’s parent has and will continue to respond to these information requests and investigations. The Company at the present time is not aware of any systemic problems with respect to such matters that may have a material adverse effect on the Company’s financial position.

Legal Proceedings

The Corporation and it affiliates, including the Company, have received interrogatories and demands to produce information from several regulatory and enforcement authorities.  These authorities are seeking information relevant to on-going investigations into the possible violation of antitrust or insurance laws by unnamed parties and, in particular, are seeking information as to whether any person engaged in activities for the purpose of price fixing, market allocation, or bid rigging.  Published press reports have indicated that numerous demands of this nature have been sent to insurance companies as part of industry-wide investigations.  The Corporation intends to cooperate fully with these and any similar requests for information.

Various legal and regulatory actions are currently pending that involve the Company and specific aspects of its conduct of business.  Like other members of the insurance industry, the Company is the target of a number of lawsuits, some of which involve claims for substantial or indeterminate amounts.  This litigation is based on a variety of issues including insurance and claim settlement practices.  The outcome of these disputes is currently unpredictable.  However, at this time, based on their present status and the existence of the reinsurance agreement with ALIC, it is the opinion of management that the ultimate liability, if any, in one or more of these actions in excess of amounts currently reserved is not expected to have a material effect on the results of operations, liquidity or financial position of the Company.

4.  Other Comprehensive Income

The components of other comprehensive income on a pretax and after-tax basis are as follows:

	Three Months Ended September 30,
	2004			2003
(in thousands)	Pretax	Tax	After- tax	Pretax	Tax	After- tax
Unrealized capital gains and losses
Unrealized holding gains (losses) arising during the period	$3,855	$(1,349)	$2,506	$(3,273)	$1,146	$(2,127)
Less: reclassification adjustments	—	—	—	(132)	47	(85)
Unrealized net capital gains (losses)	3,855	(1,349)	2,506	(3,141)	1,099	(2,042)
Other comprehensive income (loss)	$3,855	$(1,349)	2,506	$(3,141)	$1,099	(2,042)

Net income			1,618			1,570

Comprehensive income (loss)			$4,124			$(472)

	Nine Months Ended September 30,
	2004			2003
(in thousands)	Pretax	Tax	After- Tax	Pretax	Tax	After- Tax
Unrealized capital gains and losses
Unrealized holding gains (losses) arising during the period	$(1,224)	$429	$(795)	$(421)	$147	$(274)
Less: reclassification adjustments	(8)	3	(5)	110	(39)	71
Unrealized net capital gains (losses)	(1,216)	426	(790)	(531)	186	(345)
Other comprehensive income (loss)	$(1,216)	$426	(790)	$(531)	$186	(345)

Net income			4,840			5,040

Comprehensive income (loss)			$4,050			$4,695

5.  Merger with Allstate Life Insurance Company

In August 2004, the boards of directors of the Company and ALIC approved the merger of the Company, a consolidated wholly owned subsidiary of ALIC, into ALIC, expected to be effective January 1, 2005. All contract charges, interest credited to contractholder funds, contract benefits and certain expenses of the Company are currently ceded to ALIC under existing reinsurance agreements between ALIC and the Company.  ALIC will be the surviving legal entity and the Company will cease to exist as an independent entity.  In conjunction with the merger, Glenbrook Life and Annuity Company Separate Account A and Glenbrook Life Multi-manager Variable Account will merge with Allstate Financial Advisors Separate Account I.  Glenbrook Life Variable Life Separate Account A will merge with Allstate Life Variable Life Separate Account A.  The Company and ALIC expect to receive all required regulatory approvals.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2004 AND 2003

OVERVIEW

The following discussion highlights significant factors influencing the financial position and results of operations of Glenbrook Life and Annuity Company (referred to in this document as “we”, “our”, “us” or the “Company”).  It should be read in conjunction with the condensed financial statements and notes thereto found under Part I. Item 1. contained herein, and with the discussion, analysis, financial statements and notes thereto in Part I. Item 1. and Part II. Item 7. and Item 8. of the Glenbrook Life and Annuity Company Annual Report on Form 10-K for 2003.  We operate as a single segment entity, consistent with the way in which we use financial information to evaluate performance and to determine the allocation of resources.

RESULTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2004	2003	2004	2003

Net investment income	$2,487	$2,545	$7,447	$7,659
Realized capital gains and losses	—	(132)	(8)	87
Income tax expense	869	843	2,599	2,706
Net income	$1,618	$1,570	$4,840	$5,040

We have reinsurance agreements whereby all contract charges, interest credited to contracholder funds, contract benefits and certain expenses are ceded to Allstate Life Insurance Company (“ALIC”) and reflected net of such reinsurance in the Condensed Statements of Operations.  Our results of operations include net investment income and realized capital gains and losses on our investments that are not transferred under the reinsurance agreements.

Net income increased $48 thousand to $1.6 million in the third quarter of 2004 compared to the same period last year due to the absence of realized capital losses.  Net income decreased $200 thousand to $4.8 million for the first nine months of 2004 from $5.0 million for the same period last year resulting from lower net investment income and capital losses realized in 2004 compared to capital gains in 2003.  These impacts were partially offset by related income taxes.

Net investment income decreased 2.3% in the third quarter and 2.8% in the first nine months of 2004 compared to the same periods in 2003.  The decreases in both periods were primarily due to lower portfolio yields partially offset by higher portfolio balances resulting from the investment of cash flows from operating activities.  Total investments as of September 30, 2004 increased 2.7% from September 30, 2003 due to investment purchases, partially offset by a decline in unrealized capital gains on fixed income securities.

There were no pre-tax realized capital gains and losses in the third quarter and $(8) thousand in the first nine months of 2004 compared to $(132) thousand and $87 thousand in the comparable periods of 2003.  Realized capital gains and losses resulted from dispositions of fixed income securities.

FINANCIAL POSITION

(in thousands)	September 30, 2004
Fixed income securities (1)	$179,143
Short-term	2,190
Total investments	$181,333

Cash	$2,364

Reinsurance recoverable from ALIC, net	8,717,164

Contractholder funds	8,694,675

Reserve for life-contingent contract benefits	22,489

Separate Accounts assets and liabilities	1,111,105

(1)          Fixed income securities are carried at fair value.  Amortized cost basis for these securities was $168.8 million.

Total investments increased to $181.3 million at September 30, 2004 from $177.5 million at December 31, 2003 due to cash flows from operating activities, partially offset by decreased unrealized gains on fixed income securities.

At September 30, 2004, the entire fixed income securities portfolio was rated investment grade, which is defined as a security having a rating from the National Association of Insurance Commissioners (“NAIC”) of 1 or 2, a Moody’s equivalent rating of Aaa, Aa, A or Baa; an S&P equivalent rating of AAA, AA, A or BBB; or a comparable internal rating when an external rating is not available.

The unrealized net capital gains on fixed income securities at September 30, 2004 were $10.3 million, a decrease of $1.2 million or 10.6% since December 31, 2003.  The net unrealized gain was comprised of $10.9 million of unrealized gains and $0.6 million of unrealized losses at September 30, 2004. This is compared to a net unrealized gain for the fixed income portfolio totaling $11.5 million at December 31, 2003, comprised of $12.2 million of unrealized gains and $0.7 million of unrealized losses. The gross unrealized losses were concentrated in the mortgage-backed and corporate portfolios at September 30, 2004.  All of the gross unrealized losses were related to investment grade securities and were primarily interest rate related. Every security was included in our portfolio monitoring process.

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

We also monitor the quality of our fixed income portfolio by categorizing certain investments as “problem”, “restructured” or “potential problem.”  Problem fixed income securities are securities in default with respect to principal or interest and/or securities issued by companies that have gone into bankruptcy subsequent to our acquisition of the security.  Restructured fixed income securities have rates and terms that are not consistent with market rates or terms prevailing at the time of the restructuring.  Potential problem fixed income securities are current with respect to contractual principal and/or interest, but because of other facts and circumstances, we have serious concerns regarding the borrower’s ability to pay future principal and interest, which causes us to believe these securities may be classified as problem or restructured in the future.

As of September 30, 2004 and December 31, 2003, we had no securities categorized as  “problem”, “restructured” or “potential problem”.

While we may classify securities as “problem”, “restructured” or “potential problem” in the future, particularly if economic conditions are unfavorable, we expect that the total amount of securities in these categories would be low relative to the total fixed income securities portfolio.

Net Realized Capital Gains and Losses The following table presents the components of realized capital gains and losses and the related tax effect.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2004	2003	2004	2003

Dispositions	$—	$(132)	$(8)	$87
Realized capital gains and losses, pretax	—	(132)	(8)	87
Income tax benefit (expense)	—	47	3	(30)
Realized capital gains and losses, after-tax	$—	$(85)	$(5)	$57

Dispositions in the above table include sales and other transactions such as calls and prepayments.  We may sell securities during the period in which fair value has declined below amortized cost.  In certain situations new factors such as negative developments, subsequent credit deterioration, relative value opportunities, market liquidity concerns and portfolio reallocations can subsequently change our previous intent to continue holding a security.

Reinsurance recoverable from ALIC, Contractholder funds and Reserve for life-contingent contract benefits

Contractholder funds increased to $8.69 billion at September 30, 2004 from $7.41 billion at December 31, 2003 as a result of deposits from fixed annuities and interest credited to contractholder funds partially offset by surrenders and withdrawals and benefit payments.  The reserve for life-contingent contract benefits increased $13.3 million to $22.5 million at September 30, 2004 from $9.2 million at December 31, 2003, largely due to the recognition of reserves for guaranteed minimum death benefits in conjunction with adopting the provisions of Statement of Position 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts”.  Reinsurance recoverable from ALIC increased correspondingly by $1.30 billion because all contractholder obligations and the net reserve for life-contingent contract benefits are reinsured to ALIC.

CAPITAL RESOURCES AND LIQUIDITY

Capital Resources consist of shareholder’s equity.  The following table summarizes our capital resources:

(in thousands)	September 30, 2004	December 31, 2003

Common stock, additional capital paid-in and retained income	$175,183	$170,343
Accumulated other comprehensive income	6,704	7,494
Total shareholder’s equity	$181,887	$177,837

Shareholder’s equity increased in the first nine months of 2004 when compared to December 31, 2003, due to net income partially offset by decreases in unrealized net capital gains.

Financial Ratings and Strength We share the insurance financial strength ratings of our parent, ALIC, because business is reinsured to ALIC.  There have been no changes in ALIC’s insurance financial strength ratings since December 31, 2003. However, in February 2004, A.M. Best revised the outlook to stable from positive for the insurance financial strength ratings of ALIC and certain rated subsidiaries and affiliates, including the Company.

RECENT DEVELOPMENTS

In August 2004, the boards of directors of the Company and ALIC approved the merger of the Company, a consolidated, wholly owned subsidiary of ALIC, into ALIC, expected to be effective January 1, 2005. All contract charges, interest credited to contractholder funds, contract benefits and certain expenses of the Company are currently ceded to ALIC under existing reinsurance agreements between ALIC and the Company.  ALIC will be the surviving legal entity and the Company will cease to exist as an independent entity.  In conjunction with the merger, Glenbrook Life and Annuity Company Separate Account A and Glenbrook Life Multi-manager Variable Account will merge with Allstate Financial Advisors Separate Account I.  Glenbrook Life Variable Life Separate Account A will merge with Allstate Life Variable Life Separate Account A. The Company and ALIC expect to receive all required regulatory approvals.

FORWARD-LOOKING STATEMENTS AND RISK FACTOR

This document contains “forward-looking statements” that anticipate results based on our estimates, assumptions and plans that are subject to uncertainty.  These statements are made subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995.  We assume no obligation to update any forward-looking statements as a result of new information or future events or developments.

These forward-looking statements do not relate strictly to historical or current facts and may be identified by their use of words like “plans,” “seeks,” “expects,” “will,” “should,” “anticipates,” “estimates,” “intends,” “believes,” “likely,” “targets” and other words with similar meanings.  These statements may address, among other things, our strategy for growth, product development, regulatory approvals, market position, expenses, financial results, litigation and reserves.  We believe that these statements are based on reasonable estimates, assumptions and plans.  However, if the estimates, assumptions or plans underlying the forward-looking statements prove inaccurate or if other risks or uncertainties arise, actual results could differ materially from those communicated in these forward-looking statements.  Factors which could cause actual results to differ materially from those suggested by such forward-looking statements are incorporated in this Part I, Item 2 by reference to the information set forth in our Annual Report on Form 10-K, Part II, Item 7, under the caption  “Forward-Looking Statements and Risk Factors.”

Any decrease in our financial strength rating may have an adverse effect on our competitive position

•                  Financial strength ratings are important factors in establishing the competitive position of insurance companies and generally will have an effect on an insurance company’s business.  On an ongoing basis, rating agencies review the financial performance and condition of insurers and could downgrade or change the outlook on an insurer’s ratings due to, for example, a change in an insurer’s statutory capital; a change in a rating agency’s determination of the amount of risk-adjusted capital required to maintain a particular rating; an increase in the perceived risk of an insurer’s investment portfolio; a reduced confidence in management or a host of other considerations that may or may not be under the insurer’s control.  The insurance financial strength ratings of both Allstate Insurance Company and ALIC, as well as the Company, are A+, Aa2 and AA (from A.M. Best, Moody’s and Standard and Poor’s, respectively).    Because all of these ratings are subject to continuous review, the retention of these ratings cannot be assured.  A multiple level downgrade in any of these ratings could have a material adverse effect on our sales, our competitiveness, the marketability of our product offerings and our liquidity, operating results and financial condition.

Item 4.   Controls and Procedures

With the participation of our principal executive officer and principal financial officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  Based upon this evaluation, the principal executive officer and the principal financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic reports filed with the Securities and Exchange Commission.  However, the design of any system of controls and procedures is based in part upon assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.  Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and are effective at the “reasonable assurance” level.

During the fiscal quarter ended September 30, 2004, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Information required for this Part II, Item 1 is incorporated by reference to the discussion under the heading “Regulation” and under the heading “Legal proceedings” in Note 3 of the Company’s Condensed Financial Statements in Part I, Item 1, of this Form 10-Q.

Item 6.  Exhibits

An Exhibit Index has been filed as part of this report on page E-1.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Glenbrook Life and Annuity Company
(Registrant)

November 10, 2004	By	/s/Samuel H. Pilch
Samuel H. Pilch
Group Vice President and Controller (chief accounting officer and duly authorized officer of the Registrant)

Exhibit No.	Description

31.1	Rule 15d-14(a) Certification of Principal Executive Officer

31.2	Rule 15d-14(a) Certification of Principal Financial Officer

32	Section 1350 Certifications

E-1